Form 10-Q
period 2002-09-30
MEDIACOM  BROADBAND CORP; MEDIACOM  BROADBAND LLC
filed 2002-11-13
CIK 1161366, 1161364

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Numbers:	333-72440
333-72440-01

Mediacom Broadband LLC Mediacom Broadband Corporation*
(Exact names of Registrants as specified in their charters)

Delaware	06-1615412
Delaware	06-1630167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

100 Crystal Run Road Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrants’ telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

Yes	☒	No	☐

     Indicate the number of shares outstanding of the Registrants’ common stock:  Not Applicable

     *Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

		Page

PART I

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited) – September 30, 2002 and December 31, 2001	1

	Consolidated Statements of Operations (unaudited) – Three Months Ended September 30, 2002 and September 30, 2001 and Nine Months Ended September 30, 2002 and Period from Inception (April 5, 2001) through September 30, 2001	2

	Consolidated Statement of Cash Flows (unaudited) – Nine Months Ended September 30, 2002 and Period from Inception (April 5, 2001) through September 30, 2001	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	17

PART II

Item 6.	Exhibits and Reports on Form 8-K	18

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Quarterly Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us, or a person acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

 PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$5,159	$55,578
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,492 and $2,148, respectively	30,535	25,928
Prepaid expenses and other assets	10,215	6,600
Investment in cable television systems:
Inventory	10,897	24,670
Property, plant and equipment, net of accumulated depreciation of $113,809 and $34,799, respectively	700,884	559,567
Intangible assets, net of accumulated amortization of $49,277 and $51,879, respectively	1,478,800	1,541,464

Total investment in cable television systems	2,190,581	2,125,701
Other assets, net of accumulated amortization of $2,581 and $1,086, respectively	18,965	20,284

Total assets	$2,255,455	$2,234,091

LIABILITIES, PREFERRED MEMBERS’ INTERESTS AND MEMBER’S EQUITY
LIABILITIES
Debt	$1,253,000	$1,200,000
Accounts payable and accrued expenses	200,432	201,795
Deferred revenue	17,677	16,002

Total liabilities	$1,471,109	$1,417,797

PREFERRED MEMBERS’ INTERESTS	150,000	150,000

MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(90,654)	(58,706)

Total member’s equity	634,346	666,294

Total liabilities, preferred members’ interests and member’s equity	$2,255,455	$2,234,091

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Inception (April 5, 2001) through September 30,

	2002	2001	2002	2001

Revenues	$129,187	$97,727	$379,807	$97,940
Costs and expenses:
Service costs	50,159	39,590	156,101	39,675
Selling, general and administrative expenses	26,907	19,039	76,683	19,081
Management fee expense	1,762	1,368	5,127	1,368
Depreciation and amortization	27,667	33,818	82,739	33,968

Operating income	22,692	3,912	59,157	3,848
Interest expense, net	19,085	20,604	56,795	20,848
Loss on derivative instruments, net	11,094	—	12,336	—
Other expenses	1,238	435	3,946	435

Net loss	$(8,725)	$(17,127)	$(13,920)	$(17,435)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended September 30, 2002	Inception (April 5, 2001) through September 30, 2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(13,920)	$(17,435)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	82,739	33,968
Loss on derivative instruments, net	12,336	—
Amortization of deferred financing costs	1,745	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(4,607)	(20,577)
Prepaid expenses and other assets	(3,615)	(5,605)
Accounts payable and accrued expenses	18,267	80,516
Deferred revenue	1,675	10,316

Net cash flows provided by operating activities	94,620	81,183

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(177,588)	(12,533)
Acquisitions of cable television systems	—	(2,109,153)
Other investment activities	(1,997)	(42)

Net cash flows used in investing activities	(179,585)	(2,121,728)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	116,000	1,257,000
Repayment of debt	(63,000)	(55,000)
Preferred members’ interests	—	150,000
Dividend payments on preferred members’ interests	(13,500)	(3,620)
Dividend payment to parent	(4,528)	—
Capital contributions	—	725,000
Financing costs	(426)	(20,586)

Net cash flows provided by financing activities	34,546	2,052,794

Net (decrease) increase in cash and cash equivalents	(50,419)	12,249
CASH AND CASH EQUIVALENTS, beginning of period	55,578	—

CASH AND CASH EQUIVALENTS, end of period	$5,159	$12,249

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Organization

          Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company, was formed in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC (“AT&T Broadband”).  Through these cable systems (the “AT&T cable systems”), the Company offers a wide array of broadband products and services to its customers, including traditional video services, digital television, high-speed Internet access and video-on-demand.  As of September 30, 2002, the Company had acquired and was operating cable television systems in the states of Georgia, Illinois, Iowa and Missouri.

          Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, was organized in May 2001 for the sole purpose of acting as co-issuer with Mediacom Broadband of $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013.  Mediacom Broadband Corporation does not conduct operations of its own.

          The Company was initially capitalized on June 29, 2001 with an equity contribution of $336.4 million from the Company’s parent and manager, Mediacom Communications Corporation (“MCC”), a Delaware corporation.  On July 18, 2001, the Company received an additional equity contribution of $388.6 million from MCC and a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly-owned by MCC.

(2)     Statement of Accounting Presentation and Other Information

     Basis of Preparation of Consolidated Financial Statements

          The consolidated condensed financial statements as of September 30, 2002 and 2001 are unaudited.  However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented.  The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods.  For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Nos. 333-72440 and 333-72440-01).  The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.

          Prior to the June 29, 2001 acquisition of certain cable systems from affiliates of AT&T Broadband, the Company had no active business operations (see Note 3).

     Reclassifications

          Certain prior periods amounts have been reclassified to conform to the current period presentation.

     Recent Accounting Pronouncements

          Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Adoption of SFAS 141 had no effect on the Company’s results of operations or financial position as the Company accounts for all acquisitions under the purchase method.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $24.9 million and $74.7 million for the three and nine months ended September 30, 2002, respectively.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The following table provides a reconciliation of the pro forma results of operations for the three and nine months ended September 30, 2001 to the net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(dollars in thousands)
Pro forma net loss (See note 3.)	$(19,933)	$(86,979)
Add back: franchise cost amortization	21,556	64,667
Add back: goodwill amortization	3,353	10,058

Adjusted pro forma net income (loss)	$4,976	$(12,254)

          As of September 30, 2002, intangible assets subject to amortization consisted of subscriber lists, which are being amortized over five to ten years.   As of September 30, 2002, the Company’s amortizable intangible assets had a gross value of $33.6 million, with accumulated amortization of $10.5 million.  The Company’s estimated aggregate amortization expense for the fourth quarter of 2002 through 2006 and beyond is $0.7 million, $2.6 million , $2.6 million, $2.6 million and $14.6 million, respectively.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 will become effective for fiscal years beginning after June 15, 2002.  The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

(3)     Acquisitions

          The Company completed the undernoted acquisitions of cable systems in 2001.  These acquisitions were made to establish the Company’s initial operations.  These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition.  The results of operations of the acquisitions have been included with those of the Company since the dates of acquisition.

          On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband for a purchase price of approximately $300.0 million.  The acquisition was financed with a portion of MCC’s $336.4 million equity contribution on June 29, 2001.

          On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband for an aggregate purchase price of approximately $1.76 billion.  These acquisitions were financed with a portion of MCC’s $388.6 million equity contribution on July 18, 2001, and the $150.0 million preferred equity investment by subsidiaries of Mediacom LLC, the net proceeds from the Company’s private offering of 11% senior notes due 2013 and borrowings under the Company’s bank credit facilities.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The opening balance sheet for the acquisitions was (dollars in thousands):

Accounts receivable	$7,744
Property, plant and equipment	579,185
Intangible assets	1,477,406
Accrued expenses	(6,256)

Total	$2,058,079

          Summarized below are the pro forma unaudited results of operations for the three and nine months ended September 30, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001.  Adjustments have been made to depreciation and amortization, reflecting the fair value of the assets acquired, and interest expense reflecting the debt incurred to finance the acquisitions.  The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed at the beginning of the period presented or which may be obtained in the future.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

	(dollars in thousands)
Revenues	$116,975	$347,179
Operating income (loss)	3,166	(19,070)
Net loss	(19,933)	(86,979)

(4)     Debt

          As of September 30, 2002 and December 31, 2001, debt consisted of:

	September 30, 2002	December 31, 2001

	(dollars in thousands)
Bank credit facility	$853,000	$800,000
11% senior notes	400,000	400,000

	$1,253,000	$1,200,000

          The average interest rate on outstanding debt under the bank credit facility was 4.0% for the three months ended September 30, 2002, before giving effect to the interest rate exchange agreements discussed below.  As of September 30, 2002, the Company had unused credit commitments of approximately $546.5 million under its bank credit facility, of which about $397.4 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  The Company was in compliance with all debt covenants as of September 30, 2002.

          The Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt.  As of September 30, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $250.0 million of outstanding debt under its bank credit facility is fixed at a weighted average rate of approximately 4.0%, plus the average applicable margin over the eurodollar rate option under such credit facility.  Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties.  At September 30, 2002, the Company would have paid approximately $12.3 million if these agreements were terminated, inclusive of accrued interest.

(5)     Preferred Members’ Interests

          On July 18, 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC.  The preferred equity investment has a 12% annual dividend, payable quarterly in cash.  During the nine months ended September 30, 2002, the Company paid in aggregate $13.5 million in cash dividends on the preferred equity.

(6)     Member’s Equity

          In June and July 2001, MCC made equity contributions in the Company totaling $725.0 million.  During the nine months ended  September 30, 2002, the Company paid a $4.5 million cash dividend to MCC.

(7)     Subsequent Event

          In October 2002, the Company paid cash dividends to MCC in an aggregate amount of $6.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001 and with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Organization

          Mediacom Broadband LLC was organized as a Delaware limited liability company in April 2001 and serves as a holding company for its operating subsidiaries.  Mediacom Broadband Corporation, its wholly-owned subsidiary, was organized as a Delaware corporation in May 2001 for the sole purpose of acting as a co-issuer with the Company’s 11% senior notes due 2013 and does not conduct operations of its own.  The Company’s parent and manager, Mediacom Communications Corporation (“MCC”), was organized as a Delaware corporation in November 1999.  See Note 1 of the Company’s consolidated financial statements.

Acquisitions

          The Company commenced operations on June 29, 2001 with the acquisition from AT&T Broadband, LLC of cable systems serving approximately 94,000 basic subscribers in the state of Missouri.  The purchase price for these cable systems was approximately $300.0 million.

          On July 18, 2001, the Company acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa.  The aggregate purchase price for these cable systems was approximately $1.76 billion.

General

          The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber.  Approximately 85.1% of the Company’s revenues for the nine months ended September 30, 2002 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues.  Data revenues from cable modem service and advertising revenues represent 8.5% and 6.4% of the Company’s revenues, respectively.  Franchise fees charged to customers are included in their corresponding revenue category.

          The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems.  Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs.  Programming costs have historically increased at rates in excess of inflation primarily due to the introduction of new programming services to the Company’s basic subscribers and to increases in the rates charged for existing programming services.  Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming and copyright costs.  However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates.  Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration.  Management fee expense reflects compensation of corporate employees and other corporate overhead.

          The high level of depreciation and amortization associated with the Company’s acquisition activities and capital investment program, as well as the interest expense related to their financing activities, have caused the Company to report net losses in its limited operating history.  The Company believes that such net losses are common for cable television companies and anticipates that it will continue to incur net losses for the foreseeable future.

          Operating cash flow represents operating income (loss) before depreciation and amortization and restructuring charge. Operating cash flow:

•

is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

•	is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

•	should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          Operating cash flow is included herein because the Company’s management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies.  The Company’s definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

          The following represents the Company’s critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions.

     Property, Plant and Equipment

          In accordance with Statement of Financial Accounting Standards No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment.  Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets.  The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Impairment of Long-Lived Assets

          The Company follows the provisions of Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Based on the Company’s review, there has been no impairment of long-lived assets under SFAS 121.

     Goodwill and Other Intangible Assets

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $24.9 million and $74.7 million for the three and nine months ended September 30, 2002, respectively.

Actual Results of Operations

          The following historical information includes the actual results of operations of the Company from the dates of its acquisitions of the AT&T cable systems, comprising of the Missouri systems acquired on June 29, 2001 and the Georgia, Illinois and Iowa systems acquired on July 18, 2001 (the “AT&T cable systems”).

          For comparative purposes, a majority of the changes between the Company’s actual results of operations for the three month periods ended September 30, 2002 and 2001 was due to the inclusion of the acquisitions of Georgia, Illinois and Iowa cable systems (the “acquisitions”) for the entire period in 2002.

          For comparative purposes, a majority of the changes between the Company’s actual results of operations for the nine month period ended September 30, 2002 and 2001 was due to the inclusion of the acquisitions of the AT&T cable systems for the entire period in 2002.

          Basic subscribers were 835,000 at September 30, 2002, as compared to 815,000 at September 30, 2001.

          Digital customers were 233,000 at September 30, 2002, as compared to 221,500 at September 30, 2001.

          Data customers were 100,000 at September 30, 2002, as compared to 70,000 at September 30, 2001.

          Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

          Revenues.  Revenues increased by 32.2% to $129.2 million for the three months ended September 30, 2002, as compared to $97.7 million for the three months ended September 30, 2001.  Of the revenue increase of $31.5 million, $19.2 million was attributable to the acquisitions.  Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,

	2002		2001

	Amount	% of Revenues	Amount	% of Revenues

Video	$109.1	84.4%	$84.5	86.5%
Data	11.6	9.0	7.4	7.6
Advertising	8.5	6.6	5.8	5.9

	$129.2	100.0%	$97.7	100.0%

          Video revenues increased by 29.1% to $109.1 million for the three months ended September 30, 2002, as compared to $84.5 million for the three months ended September 30, 2001.  Of the video revenue increase of $24.6 million, $16.5 million was attributable to the acquisitions.  Excluding the effects of such acquisitions, video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company’s basic and digital cable services.

          Data revenues increased by 56.8% to $11.6 million for the three months ended September 30, 2002, as compared to $7.4 million for the three months ended September 30, 2001.  Of the data revenue increase of $4.2 million, $1.4 million was attributable to the acquisitions.  Excluding the effects of such acquisitions, data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 46.6% to $8.5 million for the three months ended September 30, 2002, as compared to $5.8 million for the three months ended September 30, 2001.  Of the advertising revenue increase of $2.7 million, $1.4 million was attributable to the acquisitions.  Excluding the effects of such acquisitions, advertising revenues increased primarily due to a general improvement in local and national advertising markets.

          Service costs.  Service costs increased 26.8% to $50.2 million for the three months ended September 30, 2002, as compared to $39.6 million for the three months ended September 30, 2001.  Of the service cost increase of $10.6 million, $7.4 million was attributable to the acquisitions.  Excluding the effects of such acquisitions, service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in the Company’s high-speed Internet access services.  This increase was partially offset by higher capitalized labor and overhead associated with the significant increase in the Company’s cable network upgrade and headend elimination activities.  As a percentage of revenues, service costs were 38.8% for the three months ended September 30, 2002, as compared with 40.5% for the three months ended September 30, 2001.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 41.6% to $26.9 million for the three months ended September 30, 2002, as compared to $19.0 million for the three months ended September 30, 2001.  Of the selling, general and administrative expenses increase of $7.9 million, $7.0 million was attributable to the acquisitions.  Excluding the effects of such acquisitions, these costs increased primarily as a result of higher marketing expenses related to the Company’s digital and high-speed Internet services, greater employee and telecommunication costs associated with the Company’s customer call centers and higher bad debt expense.  As a percentage of revenues, selling, general and administrative expenses were 20.8% for the three months ended September 30, 2002 as compared with 19.5% for the three months ended September 30, 2001.

          Management fee expense.  Management fee expense increased 28.6% to $1.8 million for the three months ended September 30, 2002, as compared to $1.4 million the three months ended September 30, 2001.  The Company began incurring management fees from the date of its acquisitions of the AT&T cable systems.  The increase in the management fees, payable to the Company’s parent, MCC, was principally due to a full period of operations in 2002 for the acquisitions, as compared to a partial period of operations for the three months ended September 30, 2001.  As a percentage of revenues, management fee expense was 1.4% for the three months ended September 30, 2002 and September 30, 2001.

          Depreciation and amortization.  Depreciation and amortization decreased 18.2% to $27.7 million for the three months ended September 30, 2002, as compared to $33.8 million for the three months ended September 30, 2001.  The decrease reflected the adoption of SFAS 142, effective January 1, 2002, which eliminates the amortization of goodwill and indefinite-lived intangible assets.  The adoption of SFAS 142 reduced amortization expense by $24.9 million during the three months ended September 30, 2002, substantially offset by a full period of depreciation and amortization for the three months ended September 30, 2002, together with depreciation expense associated with the Company’s ongoing investments in its cable systems.

          Interest expense, net.  Interest expense, net, decreased 7.4% to $19.1 million for the three months ended September 30, 2002, as compared to $20.6 million for the three months ended September 30, 2001.  This was primarily due to lower interest rates on the Company’s variable rate debt.

          Loss on derivative instruments, net.  Loss on derivative instruments, net, was $11.1 million for the three months ended September 30, 2002.  This loss reflects a decline in market interest rates relative to the fixed interest rates the Company pays under its interest rate swap agreements.

          Other expenses.  Other expenses were $1.2 million for the three months ended September 30, 2002, as compared to $0.4 million for the three months ended September 30, 2001.  This was due primarily to the amortization of deferred financing costs for the three month period in 2002.

          Net loss.  Due to the factors described above, the Company generated a net loss of $8.7 million for the three months ended September 30, 2002 as compared to $17.1 million for the three months ended September 30, 2001.

          Operating cash flow.  Operating cash flow increased 33.7% to $50.4 million for the three months ended September 30, 2002, as compared to $37.7 million for the three months ended September 30, 2001.  Of the operating cash flow increase of $12.7 million, $2.0 million was attributable to the acquisitions.  Excluding the effects of such acquisitions, operating cash flow increased primarily due to rate increases in the Company’s video services, and customer growth in the Company’s basic, digital cable and high-speed Internet access services, partially offset by the increases in programming and other service costs and selling, general and administrative expenses.  As a percentage of revenues, operating cash flow was 39.0% for the three months ended September 30, 2002 as compared with 38.6% for the three months ended September 30, 2001.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          Revenues.  Revenues increased to $379.8 million for the nine months ended September 30, 2002, from $97.9 million for the period from April 5, 2001 (“Inception”) through September 30, 2001.  Of the revenue increase of $281.9 million, $249.2 million was attributable to the acquisitions of the AT&T cable systems.  Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,		April 5, 2001 through September 30,

	2002		2001

	Amount	% of Revenues	Amount	% of Revenues

Video	$323.3	85.1%	$84.7	86.5%
Data	32.3	8.5	7.4	7.6
Advertising	24.2	6.4	5.8	5.9

	$379.8	100.0%	$97.9	100.0%

          Video revenues increased to $323.3 million for the nine months ended September 30, 2002, from $84.7 million for the period from Inception through September 30, 2001.  Of the video revenue increase of $238.6 million, $219.7 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company’s basic and digital cable services.

          Data revenues increased to $32.3 million for the nine months ended September 30, 2002, from $7.4 million for the period from Inception through September 30, 2001.  Of the data revenue increase of $24.9 million, $13.8 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased to $24.2 million for the nine months ended September 30, 2002, from $5.8 million for the period from Inception through September 30, 2001.  Of the advertising revenue increase of $18.4 million, $15.8 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, advertising revenues increased primarily due to a general improvement in local and national advertising markets.

          Service costs.  Service costs increased to $156.1 million for the nine months ended September 30, 2002, from $39.7 million for the period from Inception through September 30, 2001.  Of the service costs increase of $116.4 million, $102.2 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, greater technical employees support and other operating costs directly related to customer growth in the Company’s high-speed Internet access services, and non-recurring incremental costs of $3.0 million related to the Company’s high-speed Internet transition completed in February 2002.  These incremental costs specifically related to the continuation of the Excite@Home Internet service and the transition of the Company’s data customers to Mediacom Online, its proprietary high-speed Internet services during the first quarter of 2002.  This increase was partially offset by higher capitalized labor and overhead associated with the significant increase in the Company’s cable network upgrade and headend elimination activities.  As a percentage of revenues, service costs were 41.1% for the nine months ended September 30, 2002, as compared with 40.6% for the period from Inception through September 30, 2001.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased to $76.7 million for the nine months ended September 30, 2002, from $19.1 million for the period from Inception through September 30, 2001.  Of the selling, general and administrative expense increase of $57.6 million, $57.4 was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, these costs increased primarily as a result of higher marketing expenses, substantially offset by a reduction in bad debt expense and taxes and fees.  As a percentage of revenues, selling, general and administrative expenses were 20.2% for the nine months ended September 30, 2002 as compared with 19.5% for the period from Inception through September 30, 2001.

          Management fee expense.  Management fee expense increased to $5.1 million for the nine months ended September 30, 2002, from $1.4 million for the period from Inception through September 30, 2001.  The Company began incurring management fees from the date of its acquisitions of the AT&T cable systems.  The increase in management fees, payable to the Company’s parent, MCC, was principally due to a full period of operations in 2002, as compared to a partial period of operations for the period from Inception through September 30, 2001.  As a percentage of revenues, management fee expense was 1.4% for the nine months ended September 30, 2002 and for the period from Inception through September 30, 2001.

          Depreciation and amortization.  Depreciation and amortization increased to $82.7 million for the nine months ended September 30, 2002, as compared to $34.0 million for the period from Inception through September 30, 2001.  The increase was due to a full period of depreciation and amortization for the nine month period in 2002, and the depreciation expense associated with the Company’s ongoing investments in its cable systems, partially offset by the adoption of SFAS 142, effective January 1, 2002, which eliminates amortization of goodwill and indefinite-lived assets.  The adoption of SFAS 142 reduced amortization expense by $74.7 million during the nine months ended September 30, 2002.

          Interest expense, net.  Interest expense, net, was $56.8 million for the nine months ended September 30, 2002, as compared to $20.8 million for the period from Inception through September 30, 2001.  This increase principally reflects interest expense for the full nine month period ended September 30, 2002 as compared to interest expense for the period from Inception through September 30, 2001.  These amounts represented interest on financings for the Company’s acquisitions of the AT&T cable systems.

          Loss on derivative instruments, net.  Loss on derivative instruments, net, was $12.3 million for the nine months ended September 30, 2002, primarily due to declining interest rates.  The loss reflects a decline in market interest rates relative to the fixed interest rates the Company pays under its interest rate swap agreements.

          Other expenses.  Other expenses were $3.9 million for the nine months ended September 30, 2002, as compared to other income of $0.4 million for the nine months ended September 30, 2001.  This increase reflects a full nine months of fees on unused credit commitments under the Company’s bank credit facility and amortization of deferred financing costs in 2002.

          Net (loss) income.  Due to the factors described above, the Company generated a net loss of $13.9 million for the nine months ended September 30, 2002 as compared to $17.4 million for the period from Inception through September 30, 2001.

          Operating cash flow.  Operating cash flow increased to $141.9 million for the nine months ended September 30, 2002, as compared to $37.8 million for the period from Inception through September 30, 2001.  Of the operating cash flow increase of $104.1 million, $71.0 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, operating cash flow increased primarily due to rate increases in the Company’s video services, and customer growth in the Company’s basic, digital cable and high-speed Internet access services, partially offset by the increases in programming and other service costs and the non-recurring incremental costs related to the Company’s high-speed Internet transition.  As a percentage of revenues, operating cash flow was 37.4% for the nine months ended September 30, 2002 as compared with 38.6% for the  period from Inception through September 30, 2001.

Liquidity and Capital Resources

          The Company’s business requires substantial capital for the upgrade, expansion and maintenance of its cable network.  In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds and long-term borrowings.

     Investing Activities

          The Company’s capital expenditures were approximately $177.6 million for the nine months ended September 30, 2002.  As of September 30, 2002, approximately 84% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 77% of the Company’s homes passed were activated with two-way communications capability.  As of September 30, 2002, the Company’s digital cable service was available to approximately 825,000 basic subscribers, and the Company’s data service was marketed to about 1.1 million homes passed by the Company’s cable systems.

          The Company plans to continue its aggressive cable network upgrade program and expects that approximately 91% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 84% of the Company’s homes passed will have two-way communications capability by year end 2002.  To achieve these targets and to fund other requirements, including cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $225.0 million and$235.0 million in capital expenditures in 2002.

          On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri.  The purchase price for the Missouri systems was approximately $300.0 million.

          On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa.  The aggregate purchase price for these cable systems was approximately $1.76 billion.

     Financing Activities

          To finance the Company’s acquisitions and network upgrade program and to provide liquidity for future capital needs the Company completed the undernoted financing arrangements.

          On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation completed an offering of $400.0 million aggregate principal amount of 11% senior notes due September 2013.  Interest on the 11% senior notes is payable on January 15 and July 15 of each year, which commenced on January 15, 2002.  The proceeds were used to fund a portion of the price for the acquisitions of the AT&T cable systems.

          On June 29, 2001, MCC made a $336.4 million equity contribution to the Company.  MCC made an additional $388.6 million equity contribution to the Company on July 18, 2001.  The proceeds were used to fund a portion of the purchase price for the acquisitions of the AT&T cable systems.

          On July 18, 2001, the Company received a $150.0 million preferred equity investment from subsidiaries of Mediacom LLC, a New York limited liability company wholly owned by MCC.  The preferred equity investment has a 12% annual dividend, payable quarterly in cash.  During the nine months ended September 30, 2002, the Company paid in aggregate $13.5 million in cash dividends on the preferred equity.  The proceeds from the preferred equity investment were used to fund a portion of the purchase price of its acquisitions of the AT&T cable systems.

          On February 4, 2002, the Company and MCC filed a registration statement with the SEC under which the Company may sell debt securities unconditionally guaranteed by MCC for a maximum amount of $1.5 billion.  The SEC declared this registration statement effective on February 13, 2002.  The Company has not issued any securities under this registration statement.

          On July 1, 2002, the Company paid a $4.5 million cash dividend to MCC.

          The Company’s operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $853.0 million was outstanding as of September 30, 2002.  The Company entered into interest rate exchange agreements, which expire from 2005 through 2007, to hedge $350.0 million of floating rate debt, including $100.0 million of interest rate exchange agreements completed subsequent to September 30, 2002.  Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.

          As of September 30, 2002, the Company’s total debt was $1.25 billion.  On such date, the Company had approximately $546.5 million of unused credit commitments under its bank credit facility, of which about $397.4 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  As of the date of this report, about 57% of the Company’s outstanding indebtedness is at fixed interest rates or subject to interest rate protection, and its weighted average cost of indebtedness, including such interest rate exchange agreements, is approximately 6.3%.

          For the three months ended September 30, 2002, the Company’s leverage ratio (defined as total debt at period end divided by annualized operating cash flow) was 6.2 times.  The interest coverage ratio (defined as operating cash flow divided by total interest expense, net) for such period was 2.6 times.  As of September 30, 2002, the Company was in compliance with all debt covenants.

          Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital, capital expenditure and acquisition requirements.  The Company expects that it will continue to be able to generate funds and obtain financing sufficient to meet its long-term business plan, service the Company’s debt obligations and complete its future acquisitions.  However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to them.

Recent Accounting Pronouncements

          Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Adoption of SFAS 141 had no effect on the Company’s results of operations or financial position as the Company accounts for all acquisitions under the purchase method.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $24.9 million and $74.7 million for the three and nine months ended September 30, 2002, respectively.

          In July 2001, the FASB issued Statements of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 will become effective for fiscal years beginning after June 15, 2002.  The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

          In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

Inflation and Changing Prices

          The Company’s systems’ costs and expenses are subject to inflation and price fluctuations.  Such changes in costs and expenses can generally be passed through to subscribers.  Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so.  The Company believes that under the Federal Communications Commission’s existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming and copyright costs.  However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, the Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt.  As of September 30, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $250.0 million is fixed at a weighted average rate of approximately 4.0%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.  At September 30, 2002 the Company would have paid approximately $12.3 million if it terminated these agreements, inclusive of accrued interest.  The table below provides information for the Company’s long term debt.  See Note 4 to the Company’s consolidated financial statements

	Expected Maturity

	(All dollar amounts in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$376,000
Weighted average interest rate	11.0%	11.0%	11.0%	11.0%	11.0%	11.0%	11.0%
Variable rate	$—	$—	$8,500	$35,000	$42,500	$767,000	$853,000	$853,000
Weighted average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

ITEM 4.	CONTROLS AND PROCEDURES

Mediacom Broadband LLC

          Within the 90 days prior to the date of this report, Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, under the supervision and with the participation of Mediacom Broadband’s management, including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Mediacom Broadband’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Broadband (including Mediacom Broadband’s consolidated subsidiaries) required to be included in Mediacom Broadband’s periodic SEC filings.

          There have been no significant changes in Mediacom Broadband’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Broadband carried out its evaluation.

Mediacom Broadband Corporation

        Within the 90 days prior to the date of this report, Mediacom Broadband Corporation carried out an evaluation, under the supervision and with the participation of Mediacom Broadband Corporation’s management, including the Mediacom Broadband Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Mediacom Broadband Corporation’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to Mediacom Broadband Corporation required to be included in Mediacom Broadband Corporation’s periodic SEC filings.

          There have been no significant changes in Mediacom Broadband Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mediacom Broadband Corporation carried out its evaluation.

PART II

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number	Exhibit Description

10.3	Amendment No. 1 dated September 12, 2002 between MCC Iowa LLC, MCC Illinois LLC, MCC Georgia LLC, MCC Missouri LLC and JPMorgan Chase Bank, as administrative agent for the lenders. (1)

(b)     Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Item 9 – Regulation FD Disclosure, dated August 14, 2002.

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Treasurer and Secretary (Principal Financial Officer)

 CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband LLC;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002		BY:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chief Executive Officer

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband Corporation;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002		BY:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband LLC;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002		BY:	/s/ MARK E. STEPHAN

Mark E. Stephan Chief Financial Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Broadband Corporation;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002		BY:	/s/ MARK E. STEPHAN

Mark E. Stephan Principal Financial Officer