Form 10-Q
period 2003-09-30
MEDIACOM  BROADBAND CORP; MEDIACOM  BROADBAND LLC
filed 2003-11-12
CIK 1161366, 1161364

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission File Numbers:	333-72440 333-72440-01

Mediacom Broadband LLC
Mediacom Broadband Corporation*

(Exact names of Registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	06-1615412 06-1630167 (I.R.S. Employer Identification Numbers)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrants’ telephone number)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X    No

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes    No X

     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

     *Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

PART I

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us, or a person acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,839	$10,307
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,620 and $2,683, respectively	35,001	35,449
Prepaid expenses and other assets	3,697	8,323

Total current assets	42,537	54,079
Investment in cable television systems:
Inventory, net	7,394	5,283
Property, plant and equipment, net of accumulated depreciation of $209,017 and $131,507, respectively	734,711	722,086
Intangible assets, net of accumulated amortization of $52,136 and $49,907, respectively	1,477,221	1,481,972

Total investment in cable television systems	2,219,326	2,209,341
Other assets, net of accumulated amortization of $4,841 and $3,085, respectively	17,020	18,528

Total assets	$2,278,883	$2,281,948

LIABILITIES, PREFERRED MEMBERS’ INTERESTS AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$147,849	$180,266
Deferred revenue	19,910	18,371
Current portion of long-term debt	5,351	—

Total current liabilities	173,110	198,637
Long-term debt, less current portion	1,344,841	1,298,000
Other non-current liabilities	23,396	24,789

Total liabilities	1,541,347	1,521,426
PREFERRED MEMBERS’ INTERESTS	150,000	150,000
MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(137,464)	(114,478)

Total member’s equity	587,536	610,522

Total liabilities, preferred members’ interests and member’s equity	$2,278,883	$2,281,948

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Revenues	$137,207	$129,187
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $24,974 and $27,667, respectively, shown separately below)	52,612	50,159
Selling, general and administrative expenses	30,259	26,907
Management fee expense	2,408	1,762
Depreciation and amortization	24,974	27,667

Operating income	26,954	22,692
Interest expense, net	(20,502)	(19,085)
Gain (loss) on derivative instruments, net	5,433	(11,094)
Other expenses	(1,908)	(1,238)

Net income (loss)	$9,977	$(8,725)

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Revenues	$409,474	$379,807
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $88,010 and $82,739, respectively, shown separately below)	160,208	156,101
Selling, general and administrative expenses	86,936	76,683
Management fee expense	6,593	5,127
Depreciation and amortization	88,010	82,739

Operating income	67,727	59,157
Interest expense, net	(61,951)	(56,795)
Loss on derivative instruments, net	(1,970)	(12,336)
Other expenses	(4,232)	(3,946)

Net loss	$(426)	$(13,920)

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(426)	$(13,920)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	88,010	82,739
Loss on derivative instruments, net	1,970	12,336
Amortization of deferred financing costs	1,756	1,745
Loss on sales of cable television systems	634	—
Changes in assets and liabilities:
Subscriber accounts receivable, net	448	(4,607)
Prepaid expenses and other assets	4,626	(3,615)
Accounts payable and accrued expenses	(34,387)	18,267
Deferred revenue	1,539	1,675
Other non-current liabilities	(1,393)	—

Net cash flows provided by operating activities	62,777	94,620

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(97,067)	(177,588)
Proceeds from sale of cable television systems	9,671	—
Acquisition of cable television system	(5,049)	—
Other investment activities	(1,409)	(1,997)

Net cash flows used in investing activities	(93,854)	(179,585)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	106,554	116,000
Repayment of debt	(59,385)	(63,000)
Dividend payments on preferred members’ interests	(13,500)	(13,500)
Dividend payment to parent	(9,060)	(4,528)
Financing costs	—	(426)
Net cash flows provided by financing activities	24,609	34,546

Net decrease in cash and cash equivalents	(6,468)	(50,419)
CASH AND CASH EQUIVALENTS, beginning of period	10,307	55,578

CASH AND CASH EQUIVALENTS, end of period	$3,839	$5,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$76,532	$77,685

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$5,023	$—

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization

          Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), was organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001.

          Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, was organized for the sole purpose of acting as co-issuer with Mediacom Broadband of $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation has nominal assets and does not conduct operations of its own.

(2) Statement of Accounting Presentation and Other Information

     Basis of Preparation of Consolidated Financial Statements

          Mediacom Broadband has prepared these unaudited consolidated financial statements as of September 30, 2003 and 2002. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Nos. 333-72440 and 333-72440-01). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

     Change in Estimate

          Effective July 1, 2003, the Company changed the estimated useful lives of its cable systems and equipment in conjunction with the Company’s recently completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The new asset lives are consistent with those used by companies in the cable television industry. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis and resulted in a decrease in net loss for the three months and nine months ended September 30, 2003 of approximately $11.1 million.

     Reclassifications

          Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(3) Recent Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

(4) Debt

          As of September 30, 2003 and December 31, 2002, debt consisted of:

	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Bank credit facility	$946,000	$898,000
11% senior notes	400,000	400,000
Capital lease obligations	4,192	—

	$1,350,192	$1,298,000
Less: current portion	5,351	—

Total long-term debt	$1,344,841	$1,298,000

          The average interest rates on outstanding debt under the bank credit facility were 3.2% and 3.4% for the three and nine months ended September 30, 2003, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2003, the Company had unused credit commitments of approximately $446.2 million under its bank credit facility, of which about $295.9 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of September 30, 2003.

          The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of September 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate nonperformance by the other parties.

          The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties. At September 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $17.0 million if these agreements were terminated, inclusive of accrued interest.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Preferred Members’ Interests

          Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the nine months ended September 30, 2003, the Company paid in aggregate $13.5 million in cash dividends on the preferred equity.

(6) Member’s Equity

          During the nine months ended September 30, 2003, the Company paid in aggregate $9.1 million in cash dividends to MCC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

General

          Approximately 81.4% of the Company’s revenues for the three months ended September 30, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services (including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues from high-speed Internet access service and advertising revenues represent 12.3% and 6.3% of the Company’s revenues, respectively. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

          The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation primarily due to increases in the rates charged for existing programming services and to the introduction of new programming services to the Company’s basic subscribers. Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in programming. However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Management fee expense reflects charges incurred under the Company’s management agreements with its parent, Mediacom Communications Corporation (“MCC”).

Actual Results of Operations

          Selected Operating Data. The table below provides selected operating data for the Company’s cable systems.

	September 30,	September 30,
	2003	2002

Basic subscribers	821,000	835,000
Digital customers	239,000	233,000
Data customers	148,000	100,000

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

          Revenues. Revenues increased by 6.2% to $137.2 million for the three months ended September 30, 2003, as compared to $129.2 million for the three months ended September 30, 2002. Revenues by service offering were as follows (dollars in millions):

	Three Months Ended
	September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Video	$111.7	81.4%	$109.1	84.4%
Data	16.9	12.3%	11.6	9.0
Advertising	8.6	6.3%	8.5	6.6

	$137.2	100.0%	$129.2	100.0%

          Video revenues increased by 2.4% to $111.7 million for the three months ended September 30, 2003, as compared to $109.1 million for the three months ended September 30, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases, partially offset by a decline in basic subscribers and a reduction in analog premium service units.

          Data revenues increased by 45.7% to $16.9 million for the three months ended September 30, 2003, as compared to $11.6 million for the three months ended September 30, 2002. Data revenues increased due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 1.2% to $8.6 million for the three months ended September 30, 2003, as compared to $8.5 million for the three months ended September 30, 2002. Advertising revenues increased primarily due to an improvement in local advertising markets.

          Service costs. Service costs increased 4.8% to $52.6 million for the three months ended September 30, 2003, as compared to $50.2 million for the three months ended September 30, 2002. Service costs increased primarily due to greater provisioning and technical support expenses related to customer growth in the Company’s high-speed Internet access service and higher basic programming expenses for existing basic services. These increases were partially offset by lower programming costs related to a decline in basic subscribers and analog premium service units. As a percentage of revenues, service costs were 38.3% for the three months ended September 30, 2003, as compared with 38.9% for the three months ended September 30, 2002.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.6% to $30.3 million for the three months ended September 30, 2003, as compared to $26.9 million for the three months ended September 30, 2002. This was primarily as a result of increases in bad debt expense, taxes, fees and marketing expenses. As a percentage of revenues, selling, general and administrative expenses were 22.1% for the three months ended September 30, 2003, as compared with 20.8% for the three months ended September 30, 2002.

          Management fee expense. Management fee expense increased 33.3% to $2.4 million for the three months ended September 30, 2003, as compared to $1.8 million the three months ended September 30, 2002. This increase reflects greater overhead costs charged by MCC during the three month period ended September 30, 2003. As a percentage of revenues, management fee expense was 1.7% for the three months ended September 30, 2003, as compared with 1.4% for the three months ended September 30, 2002.

          Depreciation and amortization. Depreciation and amortization decreased 9.7% to $25.0 million for the three months ended September 30, 2003, as compared to $27.7 million for the three months ended September 30, 2002. The decrease was due to changes in the estimated useful lives of the Company’s cable systems and equipment in conjunction with its recently completed network upgrade and rebuild program. These changes reduced depreciation by $11.1 million for the three months ended September 30, 2003, offset in part by increased depreciation for the Company’s ongoing investments in its cable systems. See Note 2 to the Company’s consolidated financial statements.

          Interest expense, net. Interest expense, net, increased 7.3% to $20.5 million for the three months ended September 30, 2003, as compared to $19.1 million for the three months ended September 30, 2002. This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $250.0 million as of September 30, 2002 to $500.0 million as of September 30, 2003 and an increase in average indebtedness, offset in part by lower market interest rates during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates paid by the Company under its bank credit facilities for the three months ended September 30, 2003 and 2002.

          Gain (loss) on derivative instruments, net. Gain on derivative instruments, net, was $5.4 million for the three months ended September 30, 2003, as compared to a loss on derivative instruments, net of $11.1 million for the three months ended September 30, 2002. This was primarily due to an increase in market interest rates during the three months ended September 30, 2003, as compared to a decline in market interest rates during the three months ended September 30, 2002.

          Other expenses. Other expenses were $1.9 million for the three months ended September 30, 2003, as compared to $1.2 million for the three months ended September 30, 2002. Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments, and for the three months ended September 30, 2003 also included a $0.6 million loss on sales of cable television systems.

          Net income. Due to the factors described above, the Company generated net income of $10.0 million for the three months ended September 30, 2003, as compared to a net loss of $8.7 million for the three months ended September 30, 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

          Revenues. Revenues increased by 7.8% to $409.5 million for the nine months ended September 30, 2003, as compared to $379.8 million for the nine months ended September 30, 2002. Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended
	September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Video	$337.7	82.5%	$323.3	85.1%
Data	46.7	11.4	32.3	8.5
Advertising	25.1	6.1	24.2	6.4

	$409.5	100.0%	$379.8	100.0%

          Video revenues increased by 4.5% to $337.7 million for the nine months ended September 30, 2003, as compared to $323.3 million for the nine months ended September 30, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and a reduction in analog premium service units.

          Data revenues increased by 44.6% to $46.7 million for the nine months ended September 30, 2003, as compared to $32.3 million for the nine months ended September 30, 2002. Data revenues increased due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 3.7% to $25.1 million for the nine months ended September 30, 2003, as compared to $24.2 million for the nine months ended September 30, 2002. Advertising revenues increased primarily due to an improvement in local and national advertising markets.

          Service costs. Service costs increased 2.6% to $160.2 million for the nine months ended September 30, 2003, as compared to $156.1 million for the nine months ended September 30, 2002. Service costs for the nine months ended September 30, 2002 include $3.0 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily due to greater provisioning and technical support expenses directly related to customer growth in the Company’s high-speed Internet access service, and higher basic programming expenses for existing basic services. These increases were partially offset by lower programming costs related to a decline in basic subscribers and analog premium service units. As a percentage of revenues, service costs were 39.1% for the nine months ended September 30, 2003, as compared with 41.1% for the nine months ended September 30, 2002.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.3% to $86.9 million for the nine months ended September 30, 2003, as compared to $76.7 million for the nine months ended September 30, 2002. This was primarily as a result of increases in bad debt expense, taxes, fees and marketing expenses. As a percentage of revenues, selling, general and administrative expenses were 21.2% for the nine months ended September 30, 2003, as compared with 20.2% for the nine months ended September 30, 2002.

          Management fee expense. Management fee expense increased 29.4% to $6.6 million for the nine months ended September 30, 2003, as compared to $5.1 million the nine months ended September 30, 2002. This increase reflects greater overhead costs charged by MCC during the nine month period ended September 30, 2003. As a percentage of revenues, management fee expense was 1.6% for the nine months ended September 30, 2003, as compared with 1.4% for the nine months ended September 30, 2002.

          Depreciation and amortization. Depreciation and amortization increased 6.4% to $88.0 million for the nine months ended September 30, 2003, as compared to $82.7 million for the nine months ended September 30, 2002. The increase is due to the Company’s ongoing investments in its cable systems, offset in part by changes in the estimated useful lives of the Company’s cable systems and equipment in conjunction with its recently completed network upgrade and rebuild program. These changes reduced depreciation by $11.1 million for the nine months ended September 30, 2003. See Note 2 to the Company’s consolidated financial statements.

          Interest expense, net. Interest expense, net, increased 9.2% to $62.0 million for the nine months ended September 30, 2003, as compared to $56.8 million for the nine months ended September 30, 2002. This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $250.00 million as of September 30, 2002 to $500.0 million as of September 30, 2003 and an increase in average indebtedness, offset in part by lower market interest rates during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates paid by the Company under its bank credit facilities for the nine months ended September 30, 2003 and 2002.

          Loss on derivative instruments, net. Loss on derivative instruments, net, was $2.0 million for the nine months ended September 30, 2003, as compared to $12.3 million for the nine months ended September 30, 2002. This was primarily due to a smaller decrease in market interest rates during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

          Other expenses. Other expenses were $4.2 million for the nine months ended September 30, 2003, as compared to $3.9 million for the nine months ended September 30, 2002. Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments, and for the nine months ended September 30, 2003 also included a $0.6 million loss on sales of cable television systems.

          Net loss. Due to the factors described above, the Company generated a net loss of $0.4 million for the nine months ended September 30, 2003, as compared to $13.9 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

          The Company’s business requires capital for the upgrade, expansion and maintenance of its cable network and for the introduction of new advanced broadband services. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds and long-term borrowings.

     Operating Activities

          Net cash flows provided by operating activities were $62.8 million and $94.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net operating cash flows was principally due to an increase in the use of cash for certain working capital accounts for the nine months ended September 30, 2003.

     Investing Activities

          Net cash flows used in investing activities were $93.9 million and $179.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net investing cash flows resulted principally from a reduction in capital expenditures for the nine months ended September 30, 2003.

          The Company’s capital expenditures were approximately $102.1 million for the nine months ended September 30, 2003, inclusive of $5.0 million of vehicles purchased and financed under capital leases, as compared to $177.6 million for the nine months ended September 30, 2002. As of September 30, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 99% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of the Company’s homes passed were activated with two-way communications capability. As of September 30, 2003, the Company’s digital cable service was available to approximately 99% of its basic subscribers, and the Company’s high speed Internet access service was marketed to about 96% of the homes passed by its cable systems.

          The Company has recently completed its planned network upgrade program and expects prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement. The Company expects to invest approximately $125.0 million to $130.0 million in capital expenditures in 2003.

     Financing Activities

          Net cash flows provided by financing activities were $24.6 million and $34.5 million for the nine months ended September 30, 2003, and 2002, respectively. The decrease in net financing cash flows resulted from lower borrowing requirements for the nine months ended September 30, 2003, principally due to the above-mentioned decrease in capital expenditures.

          Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the nine months ended September 30, 2003, the Company paid in aggregate $13.5 million in cash dividends on the preferred equity.

          During the nine months ended September 30, 2003, the Company paid in aggregate cash dividends of approximately $9.1 million to MCC.

          The Company’s operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $946.0 million was outstanding as of September 30, 2003. The Company has entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt. Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest exchange agreements. However, the Company does not anticipate their nonperformance. As of September 30, 2003, about 67% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

          As of September 30, 2003, the Company’s total debt was $1.35 billion, it had unused credit commitments of about $446.2 million under its bank credit facility and its annualized cost of debt capital was approximately 6.3%. On such date, approximately $295.9 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. As of September 30, 2003, the Company was in compliance with all covenants under its debt arrangements.

          Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital and capital expenditures. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to meet its long-term business plan, service the Company’s debt obligations and complete its future acquisitions. However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

Critical Accounting Policies

          The foregoing discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically the Company evaluates its estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

          The Company believes the following represent the most significant and subjective estimates used in the preparation of the Company’s consolidated financial statements:

     Property, Plant and Equipment

          In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Impairment of Long-Lived Assets

          The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review.

     Goodwill and Other Intangible Assets

          Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. The Company’s annual impairment tests, performed as of September 30, 2002, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

Recent Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The company adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

Inflation and Changing Prices

          The Company’s systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission’s existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighed average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate nonperformance by the other parties. At September 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $17.0 million if it terminated these agreements, inclusive of accrued interest.

          The table below provides the expected maturity and estimated fair value of the Company’s debt as of September 30, 2003 (dollars in thousands). See Note 4 to the Company’s unaudited consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total

Expected Maturity:
October 1, 2003 to September 30, 2004	$—	$4,250	$1,101	$5,351
October 1, 2004 to September 30, 2005	—	30,500	1,133	31,633
October 1, 2005 to September 30, 2006	—	40,625	1,169	41,794
October 1, 2006 to September 30, 2007	—	59,375	789	60,164
October 1, 2007 to September 30, 2008	—	65,000	—	65,000
Thereafter	400,000	746,250	—	1,146,250

Total	$400,000	$946,000	$4,192	$1,350,192

Fair Value	$422,604	$946,000	$4,192	$1,372,796

Weighted Average Interest Rate	11.0%	3.4%	3.1%	5.7%

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

          The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

          The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications of Mediacom Broadband LLC
32.2	Section 1350 Certifications of Mediacom Broadband Corporation

(b) Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

November 11, 2003	By:	/s/ Mark E. Stephan

Mark E. Stephan Senior Vice President and Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

November 11, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Senior Vice President and Chief Financial Officer