Form 10-K
period 2003-12-31
MEDIACOM  BROADBAND CORP; MEDIACOM  BROADBAND LLC
filed 2004-03-29
CIK 1161366, 1161364

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

(845) 695-2600
(Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not Applicable

     Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act). Yes       No X

     State the aggregate market value of the common equity held by non-affiliates of the Registrants: Not Applicable

     Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*Mediacom Broadband Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC
2003 FORM 10-K ANNUAL REPORT

     Mediacom Broadband LLC was organized as a Delaware limited liability company in 2001 and is a wholly-owned subsidiary of Mediacom Communications Corporation, a Delaware corporation. Mediacom Broadband Corporation was organized as a Delaware corporation in 2001 and is a wholly-owned subsidiary of Mediacom Broadband LLC. Mediacom Broadband Corporation was formed for the sole purpose of acting as co-issuer with Mediacom Broadband LLC of debt securities and does not conduct operations of its own.

     References in this Annual Report to “we,” “us,” or “our” are to Mediacom Broadband LLC and its direct and indirect subsidiaries, unless the context specifies or requires otherwise. References in this Annual Report to “MCC” are to Mediacom Communications Corporation.

Cautionary Statement Regarding Forward-Looking Statements

     You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. BUSINESS

Our Manager

     Mediacom Communications Corporation, our parent and manager, is currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Mediacom Communications provides its customers with a wide array of broadband products and services, including traditional analog video services, digital television, video-on-demand, high-definition television and high-speed Internet access. As of December 31, 2003, our manager’s cable systems, which are owned and operated through the operating subsidiaries of Mediacom Broadband LLC and Mediacom LLC, passed approximately 2.76 million homes and served approximately 1.54 million basic subscribers in 23 states. A basic subscriber is a customer that subscribes to a package of basic cable television services. Our manager was founded in July 1995 by Rocco B. Commisso, its Chairman and Chief Executive Officer, and its Class A common stock is traded on The Nasdaq National Market under the symbol MCCC.

Mediacom Broadband LLC

     We are a wholly-owned subsidiary of our manager. Prior to June 29, 2001, we had no operations or significant assets. On June 29, 2001, we acquired from AT&T Broadband, LLC cable systems serving approximately 94,000 basic subscribers in the state of Missouri for a purchase price of approximately $300.0 million in cash. On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa for an aggregate purchase price of approximately $1.76 billion in cash. Many of our cable systems are located in markets that are contiguous with, or in close proximity to, cable systems owned and operated by Mediacom LLC, a wholly-owned subsidiary of our manager.

Business Strategy

     We believe that our high-speed, interactive broadband network is the superior platform for the delivery of advanced video, data and voice products and services. Our strategy is to use the capabilities of our broadband network to expand the products and services we offer our subscribers, attract new customers and diversify our revenue streams. We believe that the investment in our broadband network and facilities, together with our attractive bundled products and services, reliable customer service and local community presence will enable us to execute our strategy and compete effectively in our markets.

    Technology

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of December 31, 2003, approximately 99% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunications services.

     Our upgrade program increased our cable systems’ network capacity and reliability, and the quality of the service that they deliver. This has allowed us to introduce additional video programming and other products and services, including digital video, video-on-demand, or VOD, high-definition television, or HDTV, digital video recorders, or DVRs, and high-speed Internet access or cable modem service. In addition, beginning in the fourth quarter of 2004, we plan to introduce in certain markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP, telephony.

   Bundling

     We plan to leverage the capacity and flexibility of our upgraded broadband network, as we increasingly emphasize our offerings of bundled products and services. A bundled customer is one who subscribes to two or more of our primary services. Bundled products and services offer our subscribers key benefits such as a single provider contact for ordering, provisioning, billing and customer care. We currently offer video and data bundles, and when we introduce telephony we will be able to offer a triple-play bundle of video, data and voice.

     The availability of our multiple products and services in most of our footprint has allowed us to offer bundled service to most of our subscribers. As of December 31, 2003, our digital cable service was available to 98% of our basic subscribers, and we served approximately 231,600 digital customers. Our VOD and HDTV services were available to approximately 60% and 85% of our digital customers. In addition, our high-speed Internet access was marketed to approximately 97% of the homes passed by our cable systems, and we served approximately 157,800 data customers.

   Customer Service

     Attaining higher levels of customer satisfaction is critical to our success in the increasingly competitive environment we face today. We continue to invest in our customer care personnel and call center technology to improve our capabilities in customer service and have developed and attained internal customer service standards that meet or exceed those standards established by the National Cable and Telecommunications Association. In 2003, we invested in virtual contact technology across our call centers and raised our level of customer service and improved the productivity of our call center personnel.

   Community Presence

     When our company commenced operations in 1996, one of our key objectives was to bridge the “digital divide” that had developed between the smaller cities and towns and the large urban markets in the United States. Over the past several years we have made significant investments in our cable systems, and as a result, substantially all of the homes in our markets now have access to the latest in broadband products and services.

     We continue our efforts to build good relationships with the communities we serve by participating in a wide range of local educational and community service initiatives. Our major company-wide programs include the “Mediacom Cable in the Classroom” program which provides more than 1,373 schools with free cable service and, where available, high-speed Internet access. We also provide free cable service to government buildings, libraries, and not-for-profit hospitals in our franchise areas. We also develop and offer unique local programming in our communities.

Corporate Address and Website

     Our manager’s principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941, and our manager’s telephone number at that address is (845) 695-2600. Our manager’s website is located at www.mediacomcc.com. We have made available free of charge through our manager’s website (follow the Corporate Info link to the Investor Relations tab to “Annual Reports/SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our manager’s website is not part of this Annual Report.

Products and Services

     Through our one operating segment, broadband services, we offer our customers an array of traditional analog video services, also referred to as our core cable television services. In addition, we offer to a significant portion of our customer base advanced broadband products and services, including digital cable television, VOD, HDTV and high-speed Internet access. We introduced DVRs in March 2004 and plan to launch VoIP telephony service in certain cable systems during the fourth quarter of 2004.

Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings are presented in an analog format and include the following in most of our cable systems:

     Limited Basic Service. Our limited basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

     Expanded Basic Service. Our expanded basic service includes, for an additional monthly fee, various satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

     Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. These services included HBO, Cinemax, Showtime, The Movie Channel and Starz/Encore. Such premium programming services are offered by our systems both on a per-channel basis and as part of premium service packages designed to enhance customer value.

     Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis. Such pay-per-view services are offered by us on a per-viewing basis, with subscribers only paying for programs which they select for viewing.

    Digital Services

     Digital Cable. Digital video technology has significantly enhanced and expanded the video and other service offerings we provide to our customers. This technology has enabled us to improve picture quality and reliability, and to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels.

     Customers who subscribe to our digital cable offerings receive up to 230 analog and digital channels in many of our systems. We currently offer our customers several digital cable programming packages that include digital basic channels, multichannel premium services, pay-per-view movie and sports channels, digital music and an interactive on-screen program guide.

     Subscribers typically pay us on a monthly basis for digital cable service and generally may discontinue services at any time. A digital converter is required to receive our digital cable service. Monthly rates vary generally according to the level of service and the number of digital converters selected by the subscriber. As of December 31, 2003, our digital cable service was available to approximately 98% of our basic subscribers and we served approximately 231,600 digital customers.

     We have also introduced new digital video services to bolster our competitive position and general additional video revenues.

     Video-On-Demand. Video-on-demand is an interactive television service that provides access to movies, special events or general interest titles on demand with the ability to pause, rewind and fast forward selected programming. Customers can watch their selected feature repeatedly during the viewing window, which typically runs up to 24 hours, or stop the selection before it is completed and return to it at a later time during the viewing window. Fees are typically charged on a per-selection basis, although certain on-demand programming services are available free of charge (such as Mag Rack), or for a flat monthly fee (such as premium services), also known as subscription-based video-on-demand. We currently offer VOD service to approximately 60% of our digital customers. During 2004, we plan to make VOD service available in additional cable systems representing another 15% of our digital customers and increase the amount of content available to our customers via this service.

     High-Definition Television. High-definition television signals have twice the color resolution and six times the picture sharpness of standard television signals. A television set capable of receiving and displaying high-definition signals is required to utilize this service. Our HDTV service requires the use of an advanced digital converter for which we charge an additional monthly fee. This service typically includes high-definition signals for certain premium programming networks and local broadcast stations. We currently offer HDTV service in markets serving approximately 85% of our digital customers. During 2004, we plan to make HDTV service available in additional cable systems representing another 5% of our digital customers and to increase the amount of HDTV content available to our customers.

     Digital Video Recorders. A digital video recorder, or DVR, has the ability to store programs on a hard disk drive contained in an advanced digital converter. DVRs provide consumers with the ability to view recorded programming at will, and to pause and rewind “live” broadcasts. We began deploying digital video recorders in certain of our cable systems in March 2004 and plan to expand to additional markets during the balance of the year.

   High-Speed Internet Access

     Our broadband cable network enables our high-speed Internet customers, also referred to as cable modem customers, to transmit data up to 100 times faster than traditional telephone modem technologies. Our cable modem customers can receive and transmit large files over the Internet in a fraction of the time required when using the traditional telephone modem. Our high-speed Internet access service also allows much quicker response times when surfing the Internet, providing a richer experience for the customer that capitalizes on the significant capacity of our broadband cable network. In addition, cable modem service eliminates the need to use a telephone line to access the Internet. It is also always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization. Monthly subscription rates and related charges vary according to whether the customer leases or owns the cable modem and whether the customer subscribes to our video services. As of December 31, 2003, our cable modem service was marketed to about 97% of our homes passed, and we served approximately 157,800 data customers.

   Commercial Data Services

     During 2003, we began providing commercial high-speed Internet access services to small and medium-sized businesses. This commercial cable modem service allows businesses with multiple users to select from various service options to suit their needs.

     We are currently rolling out on a broader scale advanced customized data services to large commercial customers. We have the flexibility to provide enterprise network services to these customers because as part of our network upgrade and headend consolidation programs we deployed over 2,000 route miles of fiber optic cable and created large high-capacity regional networks with excess capacity. These services include virtual private networks, wide area networks and point-to-point data communication.

   Telecommunications Services

     We are in active development of a VoIP platform, from which we plan to launch voice services in certain cable systems in the fourth quarter of 2004. VoIP technology converts voice signals into data packets that are transmitted over the Internet and then reconverted into voice signals at the destination. VoIP technology is an alternative to traditional phone networks that use dedicated circuits for each call. We believe the ability to offer customers a bundle of video, voice and data services from a single provider using its own network will be unique in nearly all of our markets.

   Advertising

     We generate revenues from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally based sales workforce. We are extending our advertising infrastructure to our cable systems that have third-party advertising agreements that are expiring. In addition, the increasing concentration of customers served by our headend facilities as a result of our headend consolidation program has also positioned us to increase our advertising sales.

Description of Our Cable Systems

   Overview

     The following table provides an overview of selected operating and cable network data for our cable systems for the years ended:

	2003	2002	2001
Operating Data:
Core Video
Homes passed(1)	1,472,500	1,463,000	1,430,000
Basic subscribers(2)	819,300	840,000	824,000
Basic penetration(3)	55.6%	57.4%	57.6%
Digital Cable
Digital-ready basic subscribers(4)	804,000	838,000	800,000
Digital customers(5)	231,600	238,000	233,000
Digital penetration(6)	28.8%	28.4%	29.1%
Data
Data-ready homes passed(7)	1,435,000	1,270,000	815,000
Data-ready homes marketed(8)	1,430,000	1,220,000	810,000
Data customers(9)	157,800	110,000	77,000
Data penetration(10)	11.0%	9.0%	9.5%
Revenue Generating Units(11)	1,208,700	1,188,000	1,134,000
Customer Relationships(12)	834,100	851,000	833,000
Cable Network Data:
Miles of plant	19,750	19,500	19,100
Density(13)	75	75	75
Percentage of cable network at 550MHz to 870MHz	99%	95%	55%

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the most prevalent combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium service, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(3)	Represents basic subscribers as a percentage of homes passed.

(4)	A subscriber is digital-ready if the subscriber is in a cable system where digital cable services are available.

(5)	Represents customers that receive digital cable services.

(6)	Represents digital customers as a percentage of digital-ready basic subscribers.

(7)	A home passed is data-ready if it is in a cable system with two-way communications capability.

(8)	Represents data-ready homes passed where cable modem service is available.

(9)	Represents residential data customers and small to medium-sized commercial accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements less than 5MHz. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts. Our methodology of calculating data customers may not be identical to those used by other cable companies.

(10)	Represents the number of data customers as a percentage of data-ready homes marketed.

(11)	Represents the sum of basic subscribers, digital customers and data customers.

(12)	Represents the total number of customers that receive at least one level of service, encompassing video and data services, without regard to which service(s) customers purchase.

(13)	Represents homes passed divided by miles of plant.

Technology Overview

     We believe in investing in advanced technology to improve our competitive position. Since our inception we have made significant investments in our cable network upgrade program to allow us to introduce new and enhanced products and services to our customers. We completed our planned upgrade program during 2003. As a result, we have transformed legacy cable plant into a state-of-the-art broadband network. The primary features of our upgraded broadband network are:

•	hybrid fiber-optic coaxial architecture;

•	99% of bandwidth capacity is 550MHz to 870MHz;

•	97% of homes passed have two-way communications capability; and

•	the ability to provide advanced broadband services across virtually our entire footprint.

     A central feature of our cable network is the deployment of high capacity, hybrid fiber-optic coaxial architecture. The hybrid fiber-optic coaxial architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires more extensive signal amplification in order to obtain the desired levels for delivering channels.

     Our upgraded network design connects fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system’s main, high-capacity fiber optic cable that is shared by a number of customers. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. Our design also allows for the use of advanced technology such as node-splitting, digital compression and multi-plexing to increase capacity.

     The use of fiber optic technology in our cable network improves picture quality and network reliability. It also gives our systems the flexibility to run multiple separate channel line-ups from a single headend and transmit advertisements to specific local communities.

     The following table describes the technological state of our cable network as of December 31, 2001, 2002 and 2003 and displays the progress we made during these periods with our network upgrade program:

	Percentage of Cable Network
	Less than		Greater than	Two-Way
	550MHz	550MHz	550MHz	Capable
December 31, 2001	45%	19%	36%	57%
December 31, 2002	5%	10%	85%	87%
December 31, 2003	1%	—	99%	97%

     Two-way communications capability permits our customers to send and receive signals over the cable network so that interactive services, such as VOD, are accessible and high-speed Internet access does not require a separate telephone line. Our two-way communications capability, together with hybrid fiber-optic coaxial architecture, enhances our cable network’s ability to provide advanced telecommunications services, such as the VoIP telephony service.

     A headend facility is the location where signals are received and processed for distribution over a cable system. As of December 31, 2003, our cable systems were operated from 33 headend facilities. Fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services.

     As part of our headend consolidation program, we have deployed over 2,000 route miles of fiber optic cable, creating large regional fiber optic networks with the potential to provide advanced telecommunications services.

These regional networks have excess fiber optic capacity to accommodate new and expanded products and services, such as our commercial data business.

     With our upgrade from the traditional coaxial network design to hybrid fiber-optic coaxial architecture, our broadband network now provides higher capacity, superior signal quality, greater network reliability, reduced operating costs and more reserve capacity for the addition of future services. We also believe that the combination of reserve fiber strands and continued advancements in bandwidth management techniques such as compression and multi-plexing technology will preclude the need for additional widespread cable network upgrades in the foreseeable future.

Programming Supply

     Except as noted below, we have various contracts to obtain basic and premium programming for our cable systems from program suppliers whose compensation is typically based on a fixed monthly fee per customer. Our programming contracts are generally for a stated period of time.

     We are a member of the National Cable Television Cooperative, Inc., a programming cooperative primarily consisting of small to medium-sized multiple system operators serving, in the aggregate, over 14 million cable subscribers. The cooperative may help create efficiencies in the areas of obtaining and administering programming contracts, as well as securing, in some cases, more favorable programming rates and contract terms for small to medium-sized cable operators. We negotiate programming contract renewals both directly and through the cooperative. From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as we negotiate contract renewals.

     Our programming costs are expected to rise in the future due to increased costs to purchase programming, particularly sports programming, additional programming being provided to our customers, and other factors affecting the cable television industry. Although we are legally able to pass through expected increases in our programming costs to customers, there can be no assurance that competitive conditions or other factors in the marketplace will allow us to do so.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2005. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners or the broadcast network carried by such stations.

Customer Service

     System reliability and customer satisfaction represent a cornerstone of our business strategy. We expect that investments in our cable network and our regional contact centers significantly strengthen customer service, enhance the reliability of our cable network and allow us to introduce new services to our customers. We maintain regional contact centers staffed with dedicated customer service representatives, or CSRs, who are available to respond to customer calls 24 hours a day, seven days a week, on a toll-free basis. We believe our regional contact centers allow us to effectively coordinate installation appointments and reduce response times to customer inquiries.

     During 2003, we implemented virtual contact center technology which provides customers with extensive self-service capabilities, such as making a payment and verifying service appointments, and enables us to re-route customer calls among our regional contact centers to minimize hold times. Our virtual contact centers also give our CSRs instant access to the calling customer’s file and our products and services in the customer’s market. We believe our virtual contact centers will help us ensure the most efficient utilization of our CSRs and the most effective customer interactions. Reinforcing our commitment to customer service, we have developed and attained customer service standards that meet or exceed those standards established by the National Cable and Telecommunications Association.

     We continue to invest in both personnel and equipment and technology to improve our customer care. Our newest initiatives include e-Care, a web-based customer service platform, and field workforce management programs designed to increase the productivity and sales performance of our technical field employees.

Community Relations

     We are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides more than 1,373 schools with free cable service and, where available, high-speed Internet service. We also provide free cable television service to government buildings, libraries and not-for-profit hospitals in our franchise areas.

     We also develop and offer local programming to our communities, a capability not available to direct broadcast satellite service providers, our primary competition in our video business. Several of our systems have production facilities to create local content. These locally produced programs include local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We also have the exclusive right to carry many of these events. For instance, in Iowa, we are the exclusive broadcaster of city council meetings, the Little League Championships in Des Moines and the Iowa High School State Football Championships. We believe increasing our emphasis on local programming builds customer loyalty.

Franchises

     Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, or Communications Act as amended.

     As of December 31, 2003, we held 455 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2003.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers
2004 through 2007	232	51.0%	351,000	42.8%
2008 and thereafter	223	49.0	468,300	57.2

Total	455	100.0%	819,300	100.0%

     We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us. The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the “fair market value” for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Competition

     We, like most operators of cable systems, compete on the basis of several factors, including price and the quality and variety of products and services offered. We face competition from various communications and entertainment providers, the number and type of which we expect will increase as we expand the products and services offered over our broadband network. In recent years, Congress has passed legislation and the Federal Communications Commission, or FCC, has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable system operator is competitive depends in significant part upon the operator’s ability to provide a greater variety of programming, superior technical performance, the variety of services offered, including digital cable, VOD, HDTV, DVRs, and superior customer service than are available with over-the-air broadcasting or other competitive alternative delivery sources. We believe our ability to package multiple services in a bundle, such as combining our video products and services with our high speed Internet access services, is a unique advantage in our competitive business environment.

    Providers of Broadcast Television and Other Entertainment

     The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. As local over-the-air broadcasters continue their federally-mandated transition to digital-only signal formats, the extent to which those local broadcasters offer digital feeds of their analog programming, additional programming on other digital channels and/or HDTV signals may increase competition for customers with digital or HDTV receivers where such signals are not carried on the cable system. Cable systems also face competition from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players.

   Direct Broadcast Satellite Providers

     Direct broadcast satellite service, or DBS service, is the cable industry’s most significant competitor. DBS customers have grown rapidly over the past several years, far exceeding the basic subscriber growth rate of the cable industry. According to recent industry reports, DBS service providers currently deliver video programming services to over 21 million individual households, condominiums, apartments and office complexes in the United States. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications Corporation, provide service to substantially all of these DBS customers and are each among the four largest providers of multichannel video programming services based on reported customers. The News Corporation Limited, or News Corporation, recently acquired a significant interest in DIRECTV. Affiliation with News Corporation could strengthen DIRECTV’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. A recently launched direct broadcast service, VOOM, has begun offering primarily HDTV services on a national basis.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna. DBS service providers use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers, and typically offer more than 300 channels of programming, including local television broadcast stations and other programming services substantially similar to those provided by our cable systems.

     A change in legislation in 1999 allowed DBS service providers to deliver local broadcast signals, eliminating a significant competitive advantage which we and other cable system operators had over DBS service providers. As of December 31, 2003, DBS service providers delivered local broadcast stations in markets representing an estimated 75% of our basic subscribers. Based on announced new markets, this figure could increase to an estimated 78% of our basic subscribers. However, unlike our locally-based cable systems, DBS service providers have limited ability to offer locally-produced programming in each community where service is offered and do not have a meaningful local presence in those communities. In addition, for the foreseeable future, there may be technological and other limitations as to the capability of DBS service providers to deliver most local broadcast signals in all markets, particularly as these signals are delivered in the HDTV format. Overall, we believe our digital cable service, recent launch of DVRs, unique ability to offer VOD, greater quantities of HDTV programming and locally produced content make us competitive with the video products and services delivered by DBS service providers.

     DBS service providers also are currently offering two alternatives of satellite-delivered high-speed Internet access service. One alternative is a one-way service that utilizes a telephone return path, in contrast to our two-way, high-speed service, which does not require a telephone line. The other alternative is a two-way, high-speed service, which requires additional equipment purchases by the customer and is offered at higher prices than our own equivalent service.

     DBS service providers and certain phone companies are now jointly offering bundled services that include video, voice and high-speed Internet access. We believe our comparable bundled services are competitive with those offered by the DBS and phone company alliances, particularly as we roll out our planned voice telephony services over our cable systems.

   Multichannel Multipoint Distribution

     Multichannel multipoint distribution systems, also known as MMDS, or wireless cable systems, deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable systems, and are not required to obtain local franchises or pay franchise fees. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC’s recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel’s signal. Generally, wireless cable operators are now concentrated on data transmission services rather than video-service. We have very limited competition from MMDS operators.

   Private Cable Television Systems

     Private cable television systems known as satellite master antenna television, or SMATV systems, compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple dwelling unit facilities. SMATV systems typically use a single satellite dish for an entire building or complex to provide improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. SMATV systems typically are not subject to regulation like local franchised cable operators.

     Under the Telecommunications Act of 1996, or 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

     SMATV system operators often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting dedicated compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, with respect to easements located entirely on private property.

   Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a municipal-owned utility or another service provider. Some of these competitors may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 11.2% of the homes passed in the service areas of our franchises.

   Internet Access

     We offer high-speed Internet access, or cable modem service, in many of our cable systems. Our cable modem service competes with the high-speed Internet access services offered by existing Internet service providers, commonly known as ISPs, DBS providers, and local and long distance telephone companies. Many of these competitors have substantial resources.

     Digital subscriber line technology, known as DSL, provides Internet access to subscribers at data transmission speeds equal to or greater than that of standard telephone line modems, putting DSL service in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL services. DBS providers currently offer satellite-delivered high-speed Internet access with a telephone return path through a one-way service or a two-way interactive high-speed service.

     Certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, using wireless technologies that may transcend present service boundaries and avoid certain regulatory restrictions. Moreover, some electric utilities have announced plans to deliver broadband services over their electrical distribution networks. The FCC has an on-going rulemaking which, to date, appears limited to basic regulations to avoid technical interference with existing services. If electric utilities provide broadband services over their existing electrical distribution networks, depending upon the variety, quality and pricing of such services, it could have a detrimental impact on us.

     A number of ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers. This kind of access is often called “open access.” Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. The FCC has classified cable modem service as an “information service,” not as a “telecommunications service.” As an information service, the FCC has held that cable systems are not required to open their networks for use by others to provide ISP services. The 9th Circuit Court of Appeals has issued a contrary decision that finds cable modem services to include both “telecommunications service” and “information service” components. If the 9th Circuit’s decision (which is on appeal) prevails, it could result in an open access requirement. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

   Telephony

     We plan to offer VoIP telephony service to subscribers in certain markets beginning in the fourth quarter of 2004 and expanding to additional markets in subsequent years. Our planned telephony service will provide both local and long distance calling. As such, it will directly compete with the incumbent local phone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long distance services over their own networks or over leased networks, and wireless telephone carriers. Other companies offering VoIP telephony will also compete with our telephony service. We believe the addition of VoIP service will help us compete with bundled service providers of voice, video and data, including telephone/DBS bundled marketing arrangements.

   Other Competition

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. The FCC has authorized a new interactive television service which permits non-video transmission of information between an individual’s home and entertainment and information service providers. This service, which can be used by direct broadcast satellite systems, television stations and other video programming distributors, including cable television systems, is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

     The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable television systems.

     The 1996 Telecom Act eliminated many restrictions on the ability of local telephone companies to offer video programming. Our markets are served by a number of local telephone companies that may become competitors to our video service if they decide to offer video services to homes. Local telephone companies have a number of different ways to enter the video programming business, some of which do not require obtaining a local franchise. Local telephone companies and other potential competitors have the ability to certify their competing video service as an “open video” system. Open video system operators are not subject to certain requirements imposed by the Cable Act upon more traditional cable operators.

     The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high-definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit text and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

Employees

     As of December 31, 2003, we employed 2,031 full-time employees and 39 part-time employees. None of our employees were represented by a labor union. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

     Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting the growth and operation of the cable industry. We also provide a brief description of certain state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business or operations can be predicted at this time.

Federal Regulation

     The principal federal statutes governing the cable industry, the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, collectively the Cable Act, establish the federal regulatory framework for the industry. The Cable Act allocates principal responsibility for enforcing the federal policies among the Federal Communications Commission, or FCC and state and local governmental authorities.

     The Cable Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

•	subscriber rates;

•	the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;

•	the use of our cable systems by the local franchising authorities, the public and other unrelated companies;

•	our franchise agreements with local governmental authorities;

•	cable system ownership limitations and prohibitions; and

•	our use of utility poles and conduit.

     The FCC and some state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Cable Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. Further court actions and regulatory proceedings may occur that might affect the rights and obligations of various parties under the Cable Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations.

   Subscriber Rates

     The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC.

     Where there is no effective competition to the cable operator’s services, federal law gives local franchising authorities the responsibility to regulate the rates charged by the operator for:

•	the lowest level of programming service offered by cable operator, typically called basic service, which includes, at a minimum, the local broadcast channels and any public access or governmental channels that are required by the operator’s franchise;

•	the installation of cable service and related service calls; and

•	the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the cable operator’s rates.

     Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using a detailed cost-of-service methodology. The Cable Act and FCC rules also allow franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

     If the local franchising authority concludes that a cable operator’s rates are too high under the FCC’s rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

     The FCC’s regulations allow a cable operator to modify regulated rates on a quarterly or annual basis to account for changes in:

•	the number of regulated channels;

•	inflation; and

•	certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-imposed obligations.

The Cable Act and/or the FCC’s regulations also:

•	require cable operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

•	prohibit regulation of non-predatory bulk discount rates offered by cable operators to subscribers in multiple dwelling units; and

•	permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

   Content Requirements

    Must Carry and Retransmission Consent

     The FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years whether to require a cable system:

•	to carry the station, subject to certain exceptions; or

•	to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent.

     The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial, educational television stations mandatory carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of:

•	all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN;

•	commercial radio stations; and

•	certain low-power television stations.

     Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both broadcast stations based on must-carry obligations and others that have granted retransmission consent.

     The FCC has issued a decision that effectively requires mandatory carriage of local television stations that broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has an ongoing proceeding to determine whether cable operators will be required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals. The FCC had tentatively concluded that it will not adopt the “dual carriage” requirement during the transition, and had also concluded that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services) but those conclusions may change as a result of the FCC’s current proceeding. If the “dual carriage” rule is adopted, or the FCC concludes that cable operators must carry all of the multi-cast services in a broadcaster’s digital feed, this would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict us from carrying new channels of programming that are more desired by our customers.

   Tier Buy Through

     The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.

   Program Access

     To increase competition between cable operators and other video program distributors, the Cable Act and the FCC’s regulations:

•	preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

•	require such programmers to sell their programming to other unaffiliated video program distributors; and

•	limit the ability of such programmers to offer exclusive programming arrangements to their related parties.

   Other Programming

     Federal law actively regulates other aspects of our programming, involving such areas as:

•	our use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	origination cablecasting;

•	adult programming;

•	sponsorship identification; and

•	closed captioning of video programming.

   Use of Our Cable Systems by the Government and Unrelated Third Parties

     The Cable Act allows local franchising authorities and unrelated third parties to have access to our cable systems’ channel capacity for their own use. For example, the Cable Act:

•	permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

•	requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

     The FCC regulates various aspects of third-party commercial use of channel capacity on our cable systems, including:

•	the maximum reasonable rate a cable operator may charge for third-party commercial use of the designated channel capacity;

•	the terms and conditions for commercial use of such channels; and

•	the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

   Franchise Matters

     We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities.

     For example, the Cable Act and/or FCC regulations and determinations:

          Provide guidelines for the exercise of local regulatory authority that:

•	affirm the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

•	generally prohibit us from operating in communities without a franchise;

•	permit local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibit franchising authorities from establishing requirements for specific video programming or information services other than in broad categories; and

•	permit us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability.

          Generally prohibit franchising authorities from:

•	imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

•	imposing franchise fees on revenues we derive from providing telecommunications or information services over our cable systems,

•	restricting our use of any type of subscriber equipment or transmission technology, and

•	requiring payment of franchise fees to the local franchising authority in excess of 5.0% of our gross revenues derived from providing cable services over our cable system.

Encourage competition with existing cable systems by:

•	allowing municipalities to operate their own cable systems without franchises, and

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area.

          Provide renewal procedures:

•	The Cable Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority’s consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

   Ownership Limitations

     The Cable Act generally prohibits us from owning or operating a satellite master antenna television system or multichannel multipoint distribution system in any area where we provide franchised cable service and do not have effective competition, as defined by federal law. We may, however, acquire and operate a satellite master antenna television system in our existing franchise service areas if the programming and other services provided to the satellite master antenna television system subscribers are offered according to the terms and conditions of our local franchise agreement.

     The Cable Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator and to impose limits on the number of channels which can be occupied on a cable system by a video programmer in which a cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC’s rules implementing these statutory provisions and remanded the case to the FCC for further proceedings.

     The 1996 amendments to the Cable Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation has been invalidated by a federal appellate court. The FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

     The 1996 amendments to the Cable Act also made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

•	eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

•	preempted legal barriers to telecommunications competition that previously existed in state and local laws and regulations;

•	set basic standards for relationships between telecommunications providers; and

•	generally limited acquisitions and prohibited joint ventures between local telephone companies and cable operators in the same market.

     Pursuant to these changes in federal law, local telephone companies may now provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The decision as to whether an operator of an open video system must obtain a local franchise is left to each community.

   Pole Attachment Regulation

     The Cable Act requires certain public utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Increases in attachment rates due to the FCC’s new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. This development benefits our business and will place a constraint on the prices that most utilities can charge with regard to the cable facilities over which we also provide Internet service so long as we do not offer other telecommunications services over the cable system.

Other Regulatory Requirements of the Communications Act and the FCC

     The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units.

     The Cable Act and/or FCC rules include provisions, among others, regulating other parts of our cable operations, involving such areas as:

•	equal employment opportunity;

•	consumer protection and customer service;

•	technical standards and testing of cable facilities;

•	consumer electronics equipment compatibility;

•	registration of cable systems;

•	maintenance of various records and public inspection files;

•	microwave frequency usage; and

•	antenna structure notification, marking and lighting.

     The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

Copyright

     Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. While this authority is due to expire on December 31, 2004, extension legislation has been introduced in Congress. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local broadcast signals.

     Copyrighted material in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the copyright owners. These entities generally offer through to-the-viewer licenses to the cable networks that cover the retransmission of the cable networks’ programming by cable television systems to their customers.

     Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives recently negotiated standard license agreements with the three largest music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. These standard agreements require the payment of music license fees for earlier time periods, but such license fees have not had a significant impact on our business and operations.

Interactive Television

     The FCC has issued a Notice of Inquiry covering a wide range of issues relating to interactive television, or ITV. Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

Privacy

     The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers, as well as requiring cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provision of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. In addition, some states in which we operate have also enacted customer privacy statutes that are in some cases more restrictive than those in federal law.

Voice-Over-Internet Protocol

     Numerous cable operators are either exploring or have commenced offering VoIP as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. The FCC has announced a proceeding to determine any appropriate regulatory obligations for VoIP. While the outcome of this proceeding cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP, which might include preemption of certain state or local regulation.

Cable Modem Service

     There are currently few laws or regulations that specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials.

     The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights or if customers use the service to publish or disseminate infringing materials. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

     A number of ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers, which is often called “open access.” Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several federal courts have ruled that localities are not authorized to require open access.

     In March of 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. At the same time, the FCC initiated a rulemaking proceeding designed to address a number of issues resulting from this regulatory classification, including the following:

•	the FCC confirmed that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC is considering, however, whether it has the authority to impose open access requirements and, if so, whether it should do so, or whether to permit local authorities to impose such a requirement.

•	the FCC found that cable modem service is an information service, not a cable service, which has resulted in several court rulings that local franchise authorities may not collect franchise fees on cable modem service revenues under existing law and regulations.

•	the FCC concluded that federal law does not permit local franchise authorities to impose additional franchise requirements on cable modem service. It is considering, however, whether local franchise authorities nonetheless have the authority to impose restrictions, requirements or fees because cable modem service is delivered over cable using public rights of way.

•	the FCC is considering whether cable operators providing cable modem service should be required to contribute to a “universal service fund” designed to support making service available to all consumers, including those in low income, rural and high-cost areas at rates that are reasonably comparable to those charged in urban areas.

•	the FCC is considering whether it should take steps to ensure that the regulatory burdens on cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

     Challenges to the FCC’s classification of cable Internet access service as an “information service” and not a “cable service” or a “telecommunications service” have been filed in federal court. Based on a finding that it was bound by an earlier decision, the Ninth Circuit Court of Appeals overturned the FCC’s classification and found cable Internet service to include both “information service” and “telecommunications service” components. The Ninth Circuit’s decision is under appeal. In other previous actions over the regulatory classification of cable modem service, the courts have issued conflicting decisions. These conflicting rulings and the new court proceedings increase the possibility that the classification of cable Internet service could be decided by the Supreme Court.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise;

•	territory of the franchise;

•	indemnification of the franchising authority;

•	use and occupancy of public streets; and

•	types of cable services provided.

     In the process of renewing franchises, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although protections available under the Cable Act require the municipality to take into account the cost of meeting such requirements. The Cable Act also contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal.

     A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, other than Delaware, no state in which we operate has enacted such state-level regulation. State and local franchising jurisdiction is not unlimited; it must be exercised consistent with federal law. The Cable Act immunizes franchising authorities from most monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

ITEM 2. PROPERTIES

     Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers’ homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of decoding converters and cable modems.

     Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity.

     We own and lease the real property housing our regional call centers, business offices and warehouses throughout our operating regions. Our headend facilities, signal reception sites and microwave facilities are located on owned and leased parcels of land, and we generally own the towers on which certain of our equipment is located. We own most of our service vehicles. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no public trading market for our equity, all of which is held by MCC.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with:

•	selected historical financial data for the period from January 1, 1999 through February 28, 1999 (“Old Mediacom”) and for the period March 1, 1999 through July 18, 2001 (“New Mediacom”), and balance sheet data as of February 28, 1999, December 31, 1999 and 2000 and July 18, 2001, which are derived from the audited financial statements of Mediacom Systems (Predecessor Company); and

•	selected historical consolidated financial and operating data for the period from our inception on April 5, 2001 through December 31, 2003 and balance sheet data as of December 31, 2003, which are derived from our audited consolidated financial statements.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Mediacom Broadband LLC			Mediacom Systems (Predecessor Company)
			Inception	Period from		Period from	Period from
			(April 5, 2001)	January 1		March 1	January 1
	Year Ended	Year Ended	Through	Through	Year Ended	Through	Through
	December 31,	December 31,	December 31,	July 18,	December 31,	December 31,	February 28,
	2003	2002	2001	2001	2000	1999	1999
	(dollars in thousands)
	(unaudited)
Statement of Operations Data:
Revenues	$552,342	$512,792	$215,900	$249,238	$439,541	$336,571	$63,335
Costs and expenses:
Service costs	215,310	207,053	89,006	117,205	223,530	168,582	31,500
Selling, general and administrative expenses	118,918	105,407	42,442	42,449	39,892	35,466	5,586
Management fee expense(1)	9,322	6,967	2,875	18,625	22,267	13,440	1,927
Depreciation and amortization	113,007	123,704	88,463	83,610	137,182	90,166	10,831
Restructuring charge(2)	—	—	—	570	—	—	—

Operating income (loss)	95,785	69,661	(6,886)	(13,221)	16,670	28,917	13,491
Interest expense, net(3)	(82,536)	(76,790)	(41,430)	—	—	—	—
Gain (loss) on derivative instruments, net	2,807	(15,049)	—	—	—	—	—
Other expense	(5,974)	(5,066)	(2,270)	—	—	—	—
Gain on disposition of assets(4)	—	—	—	5,183	—	—	—

Net income (loss) before income taxes	10,082	(27,244)	(50,586)	(8,038)	16,670	28,917	13,491
(Provision) benefit for income taxes(5)	—	—	—	3,546	(6,646)	(11,620)	(5,440)

Net income (loss)	$10,082	$(27,244)	$(50,586)	$(4,492)	$10,024	$17,297	$8,051

Balance Sheet Data (end of period):
Total assets	$2,287,784	$2,281,948	$2,234,091	$1,941,047	$2,307,354	$2,306,050	$937,792
Total debt	1,354,668	1,298,000	1,200,000	—	—	—	—
Total member’s equity	589,016	610,522	666,294	—	—	—	—

(continued on next page)

	Mediacom Broadband LLC			Mediacom Systems (Predecessor Company)
			Inception	Period from		Period from	Period from
			(April 5, 2001)	January 1		March 1	January 1
	Year Ended	Year Ended	Through	Through	Year Ended	Through	Through
	December 31,	December 31,	December 31,	July 18,	December 31,	December 31,	February 28,
	2003	2002	2001	2001	2000	1999	1999
	(dollars in thousands)
	(unaudited)
Other Data:
Operating income before depreciation and amortization(6)	$208,792	$193,365	$81,577	$70,389	$153,852	$119,083	$24,322
Operating income before depreciation and amortization margin(7)	37.8%	37.7%	37.8%	28.2%	35.0%	35.4%	38.4%
Net cash flows provided by (used in):
Operating activities	$96,052	$125,059	$161,651	$(34,278)	$119,756	$89,707	$10,607
Investing activities	(116,038)	(239,310)	(2,151,583)	(34,682)	(131,177)	(159,052)	(16,028)
Financing activities	19,058	68,980	2,045,510	47,806	14,493	77,695	(74)
Operating Data:
(end of period, except average):
Homes passed(8)	1,472,500	1,463,000	1,430,000
Basic subscribers(9)	819,300	840,000	824,000
Basic penetration(10)	55.6%	57.4%	57.6%
Digital customers (11)	231,600	238,000	233,000
Data customers(12)	157,800	110,000	77,000

(1)	For all periods presented prior to our inception on April 5, 2001, management fees were paid to AT&T Broadband, LLC. Upon our acquisition of our cable systems, Mediacom Communications Corporation replaced AT&T Broadband as manager and AT&T Broadband was no longer entitled to receive management fees from our cable systems.

(2)	As part of a cost reduction plan undertaken by our predecessor company in 2001, approximately 63 employees were terminated, resulting in a restructuring charge of approximately $570,000. The entire charge was paid in cash by our predecessor company.

(3)	For all periods presented prior to our inception on April 5, 2001, our cable systems operated as fully integrated businesses of AT&T Broadband and no debt or interest expense was allocated to these operations.

(4)	Represents the gain on disposition from the sale of the Missouri systems to Mediacom Broadband LLC on June 29, 2001 for cash proceeds of approximately $308.1 million, before final closing adjustments.

(5)	Provision (benefit) for income taxes in Mediacom Systems (Predecessor Company) combined financial statements were based upon the AT&T cable systems’ contribution to the overall tax liability or benefit of AT&T Corp. and its affiliates. Under our ownership, these cable systems are organized as limited liability companies and are subject to minimum income taxes.

(6)	Operating income before depreciation and amortization represents a non-GAAP measure and is one of the primary measures used by our management to evaluate our performance and to forecast future results. We believe operating income before depreciation and amortization is useful for investors because it enables them to assess our performance in a manner similar to the method used by our management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure, however, is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of operating income before depreciation and amortization may not be identical to similarly titled measures reported by other companies.

The following represents a reconciliation of operating income before depreciation and amortization to operating income (loss), which is the most directly comparable GAAP measure:

	Mediacom Broadband LLC			Mediacom Systems (Predecessor Company)
			Inception
			(April 5,	Period from		Period from	Period from
	Year Ended		2001)	January 1		March 1	January 1
	December	Year Ended	Through	Through	Year Ended	Through	Through
	31,	December 31,	December 31,	July 18,	December 31,	December 31,	February 28,
	2003	2002	2001	2001	2000	1999	1999
	(dollars in thousands)
	(unaudited)
Operating income before depreciation and amortization	$208,792	$193,365	$81,577	$70,389	$153,852	$119,083	$24,322
Depreciation and amortization	(113,007)	(123,704)	(88,463)	(83,610)	(137,182)	(90,166)	(10,831)

Operating income (loss)	$95,785	$69,661	$(6,886)	$(13,221)	$16,670	$28,917	$13,491

(7)	Represents operating income before depreciation and amortization as a percentage of revenue. See note 7 above.

(8)	Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(9)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(10)	Represents basic subscribers as a percentage of homes passed.

(11)	Represents customers that receive digital cable services.

(12)	Represents residential data customers and small to medium-sized commercial accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirement less than 5MHz. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers excludes large commercial accounts. Our methodology of calculating data customers may not be identical to those used by other cable companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the “Risk Factors” below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2003 and 2002, for the years ended December 31, 2003 and 2002 and for the period from our inception (April 5, 2001) through December 31, 2001.

Overview

     We commenced operations on June 29, 2001 with the acquisition from AT&T Broadband, LLC of cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $300.0 million. On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.76 billion.

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of December 31, 2003, approximately 99% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunication services.

     Our upgraded network allows us to introduce additional programming and other services such as digital video, high-speed Internet access, video-on-demand and high-definition television. Beginning in the fourth quarter of 2004, we plan to introduce in certain markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP, telephony. We currently offer video and data bundles. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. In 2003, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 50% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been gradually increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in 2003. As of December 31, 2003, local-to-local launches in our markets represented an estimated 75% of our basic subscribers.

Results of Operations

   Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     The following table sets forth the consolidated statement of operations for the years ended December 31, 2003 and 2002 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2003	2002	$ Change	% Change
Revenues	$552,342	$512,792	$39,550	7.7%
Costs and expenses:
Service costs	215,310	207,053	8,257	4.0
Selling, general and administrative expenses	118,918	105,407	13,511	12.8
Management fee expense	9,322	6,967	2,355	33.8
Depreciation and amortization	113,007	123,704	(10,697)	(8.6)

Operating income	95,785	69,661	26,124	37.5
Interest expense, net	(82,536)	(76,790)	(5,794)	7.5
Gain (loss) on derivative instruments, net	2,807	(15,049)	17,856	NM
Other expense	(5,974)	(5,066)	(908)	17.9

Net income (loss)	$10,082	$(27,244)	$37,326	NM

   Revenues

     The following table sets forth revenue information for the years ended December 31, 2003 and 2002 (dollars in thousands):

	Year Ended December 31,
	2003		2002
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$451,580	81.8%	$433,069	84.4%	$18,511	4.3%
Data	65,929	11.9	45,026	8.8	20,903	46.4
Advertising	34,833	6.3	34,697	6.8	136	0.4

	$552,342	100.0%	$512,792	100.0%	$39,550	7.7%

     Video revenues represent monthly subscription fees charged to customers for our core cable television products services (including basic, expanded basic and analog premium programming, digital cable television programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     Revenues rose 7.7% attributable to a 43% increase in high-speed data customers and basic rate increases applied on our video customers, driven in large part by our own programming cost increases.

     Video revenues increased 4.3% as a result of the aforementioned basic rate increases, partially offset by a 2.2% decline in basic subscribers after adjusting for small acquisitions and divestitures during 2003. Our loss in basic subscribers resulted primarily from greater competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-to-local” launches. To reverse this video customer trend, we are increasing our video customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with video-on-demand, high-definition television and digital video recorders.

     Data revenues rose 46.4% due, in large part, to a 43% increase in data customers from 110,000 to 157,800. We expect this customer trend in our data business to continue and anticipate continued demand for our high-speed data service.

     Advertising revenues increased slightly by 0.4% primarily as a result of weak conditions in local markets during the first half of 2003.

    Costs and Expenses

     Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, who maintain our cable network and perform customer installation activities, high-speed Internet access costs, including costs of bandwidth connectivity, customer provisioning and technical support for our customers, and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 4.0% over the prior year, which included $3.0 million of one-time incremental costs related to our transition to our Mediacom Online high-speed Internet access service. These costs represented the excess over the agreed-upon charges owed to our former high-speed provider that were incurred in the first quarter of 2002. Excluding these incremental costs, service costs would have increased 5.5% or $11.3 million. Approximately 68% of this increase was due to servicing 47,800 new data customers, with the balance primarily represented by increases in unit costs for basic programming. The increase in total programming costs, however, was primarily offset by the aforementioned decline in basic subscribers as well as a decrease in analog premium service units. As a percentage of revenues, service costs were 39.0% for the year ended December 31, 2003, as compared to 40.4% for the year ended December 31, 2002.

     We expect continued increases in programming costs and will continue to pass through some portion of these increases to our customers. Under the Federal Communication Commission’s existing cable rate regulations, we are allowed to increase our rates for cable television services to more than cover any increases in the programming. However, competitive conditions or other factors in the marketplace may limit our ability to increase our rates.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support, and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 12.8%, principally due to higher customer support, bad debt and marketing expenses, and higher taxes and fees. Customer support expenses increased 38.2% as a result of higher staffing levels and employee commissions. We expect customers support expense increases to moderate as customer support staffing is now at an appropriate level. Bad debt expense rose 23.6% primarily as a result of higher customer churn and the implementation throughout the year of tighter customer credit controls. We expect bad debt expense to moderate as we continue to improve our customer credit controls. Marketing expenses rose 18.4% to support the digital television and data products and services, in addition to advertising campaigns we deployed to dampen competitive pressures from DBS, and to commissions paid to our marketing personnel. We expect to maintain this level of marketing expense going forward. Expenses relating to taxes and fees increased 11.2% due to higher levels of franchise fees and property taxes. As a percentage of revenues, selling, general and administrative expenses were 21.5% for the year ended December 31, 2003, as compared with 20.6% for the year ended December 31, 2002.

     We expect continued growth in advanced services, which include digital cable, high-speed Internet access and, in late 2004, our launch of VoIP telephony service. As a result, we expect our cost of services and selling general and administrative expenses to increase.

     Management fee expense reflects charges incurred under our management arrangements with our parent, Mediacom Communications Corporation (“MCC”). Management fee expense increased 33.8% to $9.3 million for the year ended December 31, 2003, from $7.0 million for the year ended December 31, 2002. This increase reflects greater overhead costs charged by MCC during the year ended December 31, 2003. As a percentage of revenues, management fee expense was 1.7% for the year ended December 31, 2003, as compared with 1.4% for the year ended December 31, 2002.

     Depreciation and amortization decreased 8.6% to $113.0 million for the year ended December 31, 2003, as compared to $123.7 million for the year ended December 31, 2002. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $22.3 million for the year ended December 31, 2003. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and high-speed Internet access. We expect depreciation and amortization to decrease in 2004 as a result of the full year impact of the changes in estimated lives. See Note 2 to our consolidated financial statements.

   Interest expense, net

     Interest expense, net, increased 7.5% primarily due to higher average indebtedness, offset in part by a decrease in market interest rates on our variable rate debt.

   Gain (loss) on derivative instruments, net

     Our stated strategy is to manage our interest expense using a combination of fixed and variable interest rate debt. We enter into interest rate exchange agreements, or interest rate swaps, to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense due to changes in variable market interest rates. As of December 31, 2003 we had interest rate swaps with an aggregate principal amount of $500.0 million, compared to $400.0 million as of December 31, 2002. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in variable market interest rates and the decrease in their time to maturity. The aggregate change in their value is reported as either a noncash gain or loss on derivative instruments, net. Gain on derivative instruments, net, was $2.8 million for the year ended December 31, 2003, as compared to loss on derivative instruments, net of $15.0 million for the year ended December 31, 2002.

   Other expense

     Other expense was $6.0 million for the year ended December 31, 2003, as compared to $5.1 million for the year ended December 31, 2002. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments under our bank credit facility and for the year ended December 31, 2003.

   Net income (loss)

     Due to the factors described above, net income was $10.1 million for the year ended December 31, 2003, as compared to net loss of $27.2 million for the year ended December 31, 2002.

   Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The following information includes the actual results of our operations from the dates of our acquisitions of the AT&T cable systems, comprising the Missouri systems acquired on June 29, 2001 and the Georgia, Illinois and Iowa systems acquired on July 18, 2001. The information presented for the period prior to our acquisitions of the AT&T cable systems, except for depreciation and amortization, interest expense, net, and other expenses, is derived from the audited financial statements of Mediacom Systems (Predecessor Company) and reflects a reclassification from selling, general and administrative expenses to service costs to conform to the presentation of our results of operations. Depreciation and amortization, interest expense, net, and other expenses for the period prior to our acquisitions of the AT&T cable systems have been adjusted as if we owned them as of January 1, 2001. The information and the following discussion and analysis are presented for comparative purposes only and are not necessarily indicative of what our results of operations would have been had we owned the AT&T cable systems as of January 1, 2001 (dollars in thousands and percentage changes that are not meaningful are marked NM).

	Year Ended December 31,
	2002	2001	$ Change	% Change
Revenues	$512,792	$465,138	$47,654	10.2%
Costs and expenses:
Service costs	207,053	191,214	15,839	8.3
Selling, general and administrative expenses	105,407	99,869	5,538	5.5
Management fee expense	6,967	21,500	(14,533)	(67.6)
Restructuring charge	—	570	(570)	NM
Depreciation and amortization	123,704	182,341	(58,637)	(32.2)

Operating income (loss)	69,661	(30,356)	100,017	NM
Interest expense, net	(76,790)	(88,056)	11,266	(12.8)
Loss on derivative instruments, net	(15,049)	—	(15,049)	NM
Other expense	(5,066)	(4,798)	(268)	5.6

Gain on disposition of assets	—	5,183	(5,183)	NM

Net loss before benefit for income taxes	(27,244)	(118,027)	90,783	(76.9)
Benefit for income taxes	—	3,546	(3,546)	NM

Net loss	$(27,244)	$(114,481)	$87,237	NM

   Revenues

     The following table sets forth revenue information for the years ended December 31, 2002 and 2001 (dollars in thousands):

	Year Ended December 31,
	2002		2001
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$433,069	84.4%	$405,871	87.3%	$27,198	6.7%
Data	45,026	8.8	30,227	6.5	14,799	49.0
Advertising	34,697	6.8	29,040	6.2	5,657	19.5

	$512,792	100.0%	$465,138	100.0%	$47,654	10.2%

     Revenues increased 10.2% to $512.8 million for the year ended December 31, 2002, as compared to $465.1 million for the year ended December 31, 2001. Revenues increased primarily due to basic rate increases applied on our video customers, services and to customer growth in our basic subscribers and digital and high-speed Internet access customers.

   Costs and Expenses

     Service costs increased 8.3% to $207.1 million for the year ended December 31, 2002, from $191.2 million for the year ended December 31, 2001. Service costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in our high-speed Internet access services. This increase was partially offset by higher capitalized labor and overhead associated with the significant increase in our cable network upgrade activities and the greater utilization of internal labor to perform these upgrade activities and customer installations. As a percentage of revenues, service costs were 40.4% for the year ended December 31, 2002, as compared with 41.1% for the year ended December 31, 2001.

     Selling, general and administrative expenses increased 5.5% to $105.4 million for the year ended December 31, 2002, from $99.9 million for the year ended December 31, 2001. Selling, general and administrative expenses increased primarily as a result of higher marketing and office expenses. As a percentage of revenues, selling, general and administrative expenses were 20.6% for the year ended December 31, 2002, as compared with 21.5% for the year ended December 31, 2001.

     Management fee expense decreased to $7.0 million for the year ended December 31, 2002, from $21.5 million for the year ended December 31, 2001. The decrease in management fees was principally due to lower management fees charged by MCC subsequent to our acquisitions of the AT&T cable systems. As a percentage of revenues, management fee expense was 1.4% for the year ended December 31, 2002, as compared with 4.6% for the year ended December 31, 2001.

     Restructuring charge was $570,000 for the year ended December 31, 2001. Restructuring charge was part of a cost reduction plan undertaken by AT&T Broadband in 2001, whereby certain employees of the Georgia systems were terminated resulting in a one-time charge.

     Depreciation and amortization decreased to $123.7 million for the year ended December 31, 2002, as compared to $182.3 million for the year ended December 31, 2001. The decrease was substantially due to the adoption of SFAS 142, effective January 1, 2002, which eliminates amortization of goodwill and indefinite-lived assets, partially offset by our ongoing capital investments to upgrade our cable systems. The adoption of SFAS No. 142 reduced amortization expense by $99.9 million during the year ended December 31, 2002.

   Interest expense, net

     Interest expense, net, was $76.8 million for the year ended December 31, 2002, as compared to $88.1 million for the year ended December 31, 2001. This decrease principally reflects lower average interest rates on our variable rate debt.

   Loss on derivative instruments, net

     Loss on derivative instruments, net, was $15.0 million for the year ended December 31, 2002. The loss reflects a decline in market interest rates relative to the fixed interest rates we pay under our interest rate exchange agreements.

   Other expense

     Other expense was $5.1 million for the year ended December 31, 2002, as compared to $4.8 million for the year ended December 31, 2001. Other expense primarily reflects fees on unused credit commitments under our bank credit facility and amortization of deferred financing costs.

   Gain on disposition of assets

     The financial statements of Mediacom Systems (Predecessor Company) for the year ended December 31, 2001 included a gain of approximately $5.2 million on the sale to us of the Missouri systems. This gain will not impact our future results.

   Benefit for income taxes

     Benefit for income taxes was $3.5 million for the year ended December 31, 2001. Under our ownership, the AT&T cable systems are organized as limited liability companies and are subject to minimum income taxes. There was no provision or benefit for income taxes for Mediacom Broadband in 2001.

   Net loss

     Due to the factors described above, net loss was $27.2 million for the year ended December 31, 2002, as compared to $114.5 million for the year ended December 31, 2001.

Liquidity and Capital Resources

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. We also will continue to pursue a business strategy that includes selective acquisitions. We expect to fund our capital requirements through a combination of internally generated funds, and amounts available under our bank credit facilities.

   Operating Activities

     Net cash flows provided by operating activities decreased 23.2%, or $29.0 million, reflecting a $27.8 million increase in working capital accounts, mostly attributable to a decrease in our accounts payable and accrued expenses, partially offset by a significant decrease in net loss.

   Investing Activities

     Net cash flows used in investing activities consist principally of investments in our cable network. During 2003, net cash flows used in investing activities decreased by $123.3 million, or 51.5%, to $116.0 million. This decrease reflected significantly lower capital expenditures in 2003, due to the completion of our planned network upgrade and rebuild program.

     Our capital expenditures were approximately $123.8 million (including $5.8 million of capital expenditures financed through capital leases), $234.8 million and $38.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 99% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. At year end 2003, our digital cable service was available to about 804,000 basic subscribers, and our cable modem service was marketed to about 1.4 million homes passed by our cable systems.

     With the completion of our planned network upgrade program, we expect prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement.

   Financing Activities

     Net cash flows provided by financing activities decreased 72.3% to $19.1 million for the year ended December 31, 2003. The decrease was primarily due to a decrease in net borrowings as a result of the completion of our planned network upgrade and rebuild program noted above.

     Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in us. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the year ended December 31, 2003, we paid in aggregate $18.0 million in cash dividends on the preferred equity to Mediacom LLC. During the year ended December 31, 2003, we also paid in aggregate cash dividends of $13.6 million directly to MCC.

     Our operating subsidiaries have a $1.4 billion credit facility expiring in September 2010, of which $950.0 million was outstanding as of December 31, 2003. We have entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $500.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the interest rate exchange agreements. However, due to the high creditworthiness of our counterparties, we do not anticipate their nonperformance. As of December 31, 2003, about 67% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of December 31, 2003, our total debt was $1.4 billion and we had unused credit commitments of about $442.2 million under our bank credit facility and our annualized cost of debt capital was approximately 6.4%. As of January 1, 2004, after giving effect to scheduled step downs in the maximum leverage covenants in our bank credit facilities, approximately $270.9 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. We were in compliance with all debt covenants as of, and for all periods, in the year ended December 31, 2003.

     As of December 31, 2003, approximately $7.8 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete our future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2003 and thereafter:

		Capital	Operating
	Debt	Leases	Leases	Total
2004	$8,500	$1,271	$1,156	$10,927
2005	35,000	1,306	446	36,752
2006	42,500	1,340	326	44,166
2007	65,000	721	213	65,934
2008	65,000	30	174	65,204
Thereafter	1,134,000	—	510	1,134,510

Total cash obligations	$1,350,000	$4,668	$2,825	$1,357,493

Critical Accounting Policies

     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 2 of our consolidated financial statements.

   Property, Plant and Equipment

     We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new cable service installations. Capitalized costs include all direct labor and materials, as well as certain indirect costs, and are based on historical construction and installation costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciate over the life of the related asset. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, would be applied during the period in which the evaluations were completed.

   Intangibles

     Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142, we no longer amortize the cable franchise rights and other indefinite-lived assets. Instead, such assets are tested annually for impairment, or more frequently if impairment indicators arise.

     Based on the guidance outlined in Emerging Issues Task Force, or EITF, issue No. 02-7, we determined that the unit of accounting for testing franchise value for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker), as well as how we allocated capital resources and utilize the assets. Lastly, the unit reporting level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have three cable system clusters, or reporting units, for the purpose of applying SFAS No. 142.

     We assess the fair value of our franchise costs based on a discounted cash flow methodology. If the determined fair value of our franchise costs is less the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on our financial statements, the fair value of the cable system cluster’s tangible and intangible assets (including franchise value) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment.

     Upon adoption of SFAS No. 142, we determined that no impairment of our franchise costs and goodwill existed as of January 1, 2002. Subsequent impairment tests as of September 2002 and 2003 reflected no impairment of our franchise costs and goodwill. Our use of discounted cash flow analyses in determining the fair value of each cable system cluster involves certain assumptions and estimates, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future.

   Impairment of Long-Lived Assets

     We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in our circumstances that would indicate that we would need to perform an impairment review.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June

30, 2003. We adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on our financial condition or results of operations.

Inflation and Changing Prices

     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

Risk Factors

     We have a history of net losses.

     We have a history of net losses. We reported net losses of $27.4 million and $50.6 million for the year ended December 31, 2002 and for the period from our inception on April 5, 2001 through December 31, 2001; however, we reported net income of $10.1 million for the year ended December 31, 2003. The principal reasons for our prior net losses include the depreciation and amortization expenses associated with acquisitions, the capital expenditures related to expanding and upgrading our cable systems, and interest costs on borrowed money.

   We are a holding company with no operations and we depend on our operating subsidiaries for cash to fund our obligations.

     As a holding company, we do not have any operations or hold any assets other than our investments in and our advances to our operating subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash we have to pay interest on, and repay the principal of, our indebtedness and to meet our other obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. Our subsidiaries’ ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions, including the agreements governing our subsidiary credit facilities and other indebtedness. Those agreements permit our subsidiaries to distribute cash to us under certain circumstances, but only so long as there is no default under any of such agreements.

   We have substantial existing debt and may incur substantial additional debt, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

     Our total debt as of December 31, 2003 was approximately $1.4 billion. Our interest expense for the year ended December 31, 2003 was $82.5 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

     This high level of debt and our debt service obligations could have material consequences, including that:

•	our ability to access new sources of financing for working capital, capital expenditures, acquisitions or other purposes may be limited;

•	we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facilities and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•	some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

•	we may be more vulnerable to economic downturns and adverse developments in our business;

•	we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	we may be at a disadvantage when compared to those of our competitors that have less debt; and

•	we may not be able to fully implement our business strategy.

   A default under our indenture or our subsidiary credit facility could result in an acceleration of our indebtedness or a foreclosure on the membership interests of our operating subsidiaries.

     The agreements and instruments governing our own and our subsidiaries’ indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as security under our subsidiary credit facility. A default under our subsidiary credit facility could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

   The terms of our indebtedness could materially limit our financial and operating flexibility.

     Several of the covenants contained in the agreements and instruments governing our own and our subsidiaries’ indebtedness could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

•	incur additional indebtedness;

•	create liens and other encumbrances;

•	pay dividends and make other payments, investments, loans and guarantees;

•	enter into transactions with related parties;

•	sell or otherwise dispose of assets and merge or consolidate with another entity;

•	repurchase or redeem capital stock, other equity interests or debt;

•	pledge assets; and

•	issue capital stock or other equity interests.

     Complying with these covenants could cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

   We may not be able to obtain additional capital to continue the development of our business.

     We have invested substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional services. While we have completed our planned system upgrades, if there is accelerated growth in our digital cable and data customers, or we decide to introduce new advanced services, or the cost to provide these services increases, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

   If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

     The cable business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain or expand our systems and respond to competitive pressures. An inability to maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete and our results of operations.

   If we are unsuccessful implementing our growth strategy, our business and results of operations could be adversely affected.

     We expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, the introduction of new ones and acquisitions of additional cable systems. Relatively new services include high-speed Internet access service, digital cable services, video-on-demand and HDTV. We plan to offer VoIP telephony service to our subscribers beginning with certain markets in the fourth quarter of 2004 and expanding to additional markets in subsequent years. We may not be able to successfully expand existing services or introduce VoIP telephony due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth. We may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete future acquisitions. Among other things, in recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects and may increase the purchase price for any acquisitions we pursue.

   Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

     Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase in programming costs is expected to continue, and we may not be able to pass all programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able pass all of our costs of the additional programming on to our customers without the potential loss of basic subscribers. To the extent that we are unable to pass increased or additional programming costs through to subscribers, our business and results of operations will be adversely affected.

     We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.

   Failure to negotiate or renew programming contracts could adversely affect our business and results of operations.

     From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as we negotiate contract renewals. While we could obtain access to most of these programming services through a national programming purchasing cooperative or by relying on certain protective provisions of the Communications Act, we are unable to guarantee that we will be able to provide without interruption any programming service that is not covered by a written contract. Prolonged loss of access to certain of these programming services could result in our customers switching to our competitors or have other material adverse effects on our business and results of operations.

   We may not be able to compete effectively in the highly competitive media and telecommunications industries.

     The communications industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities. Our traditional cable television business faces direct competition from other cable companies, municipal-owned utilities, telephone companies, and, most significantly, from DBS service providers. Our high-speed Internet access service is subject to competition from telephone companies using digital subscriber line technology, DBS service providers and other Internet service providers. We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products.

     We anticipate that future advances in communications technology and new business combinations and alliances in the communications industry could lead to the introduction of new competitors and products and services that may compete with our businesses. We cannot assure you that our upgraded cable systems will allow us to compete effectively. Additionally, if we expand and introduce new and enhanced telecommunications services, we will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may affect our business and results of operations in the future.

   Continued growth of DBS operators could adversely affect our business and results of operations.

     DBS service providers have grown at a rate far exceeding the recent cable television industry growth rate and have emerged as the cable industry’s most significant competitors. DBS service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. According to recent industry reports, DBS service providers currently deliver video programming services to over 21 million individual households, condominiums, apartments and office complexes in the United States. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications Corporation, provide service to substantially all of these DBS customers and are each among the four largest providers of multichannel video programming services based on reported customers. The News Corporation Limited, or News Corporation, recently acquired a significant interest in DIRECTV. Affiliation with News Corporation could strengthen DIRECTV’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. A recently launched direct broadcast service, VOOM, has begun offering primarily HDTV services on a national basis.

     Legislation permitting DBS service providers to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators had over DBS service providers. DBS service providers deliver local broadcast signals in many markets that we serve. They are developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services. They and certain phone companies are also now jointly offering bundled services that include voice and high-speed Internet access.

   We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect our business, financial condition and results of operations.

     We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including analog and digital set-top converter boxes, servers and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our Internet access service and construction services for expansion and upgrades of our cable systems. These items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, services or other items on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.

   We depend on our manager for the provision of essential management functions.

     We do not have separate senior management and are dependent on our manager for the operation of our business. Our manager also manages Mediacom LLC’s operating subsidiaries. Following our acquisitions of the AT&T cable systems, the number of customers served by the cable systems managed by our manager increased significantly and our manager continues to devote a significant portion of its personnel and other resources to the management of Mediacom LLC’s cable systems. As a result, the attention of our manager’s senior executive officers may be diverted from the management of our cable systems and the allocation of resources between our cable systems and Mediacom LLC’s cable systems could give rise to conflicts of interest.

     The successful execution of our business strategy depends on the ability of our manager to efficiently manage our cable systems. If our manager were to experience any material adverse change in its business, the risks described in this risk factor could intensify and our business, financial condition and results of operations could be materially adversely affected. In addition, we are also dependent on our manager to operate Mediacom LLC’s cable systems effectively in order to enable us to achieve operating synergies, such as the joint purchasing of programming. Mediacom LLC’s operating subsidiaries have substantial indebtedness that, among other things, could make our manager more vulnerable to economic downturns and to adverse developments in its business. Although our manager charged management fees to our operating subsidiaries in an amount equal to 1.7% of our gross operating revenues for the year ended December 31, 2003, we cannot assure you that it will not exercise its right under its management agreements with our operating subsidiaries to increase the management fees, which under such agreements may not exceed 4.0% of each subsidiary’s gross operating revenues.

   If our manager were to lose key personnel, our business could be adversely affected.

     If any of our manager’s key personnel ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our manager’s key personnel, including Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager. Our manager has not entered into an employment agreement with Mr. Commisso. Neither our manager nor we currently maintains key man life insurance on Mr. Commisso or other key personnel.

     In addition, our subsidiary credit facility provides that a default will result if any person or group, other than Mr. Commisso and certain of his affiliates, becomes the beneficial owner of an amount of aggregate voting power of our manager’s common stock on a fully-diluted basis that equals or exceeds the greater of: (i) 35% and (ii) the amount of aggregate voting power of our manager’s common stock on a fully diluted basis owned by Mr. Commisso and such affiliates at the time.

   The Chairman and Chief Executive Officer of our manager has the ability to control all major decisions, and a sale of his stock in our manager could result in a change of control that would have unpredictable effects.

     Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager, beneficially owned common stock of our manager representing approximately 80.5% of the combined voting power of all of its common stock as of December 31, 2003. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring approval by stockholders of our manager, including the election of its entire board of directors, and Mr. Commisso may be deemed to control our company.

     We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership in our manager or that he would continue as an officer or director of our manager if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of his shares of our manager’s stock could result in a change in control of our manager and of us, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our bank credit facility.

   Our cable television business is subject to extensive governmental regulation.

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly to obtain. The Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

     Similarly, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These include laws covering such issues as privacy, access to some types of content by minors, pricing, bulk e-mail or “spam,” encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations.

   Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

     Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of the filing date of this report, approximately 9.2% of the homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

   Pending FCC and court proceedings could adversely affect our Internet access service.

     The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. The FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as “open access”; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. There can be no assurance that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. Such requirements could have a negative impact on our business and results of operations.

   We may become subject to additional regulatory burdens when we offer telephony service.

     The regulatory obligations of Internet protocol telephony are currently under consideration by the FCC and state authorities. If our planned VoIP telephony service is deemed by regulators to be a telecommunications service or a state-regulated telephone service, such service could subject us to significant regulation as well as higher fees for pole attachments. The additional regulatory requirements could cause us to incur additional costs and we may not be able to meet them in a timely manner.

   We may be subject to legal liability because of the acts of our Internet service customers or because of our own negligence.

     Our cable modem service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our cable modem service customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other Websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

     It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service.

     To date, no one has filed such a claim against us. However, in the future someone may file such a claim against us in either a domestic or international jurisdiction and may succeed in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.

     Since we launched our proprietary Mediacom OnlineSM Internet service in February 2002, we from time to time receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider—for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we manage our interest expense using a combination of fixed and variable interest rate debt. We enter into interest rate exchange agreements, or interest rate swaps, to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2003, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under our bank credit agreements.

     Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, we do not anticipate their nonperformance. At December 31, 2003, based on the mark-to-market valuation, we would have paid approximately $12.2 million if we terminated these agreements, inclusive of accrued interest.

     The change in the mark-to-market value of our interest rate exchange agreements is reflected as either a noncash gain or loss on derivative instruments, net, in consolidated statement of operations. For the year ended December 31, 2003 we had a net gain of $2.8 million. We have no plans to change our hedging strategy as outlined above. Future gains or losses on derivative instruments are largely dependent on changes in variable market interest rates, which we cannot predict, and the reduction in the time to maturity of our existing interest rate exchange agreements. All else being equal, as time elapses on our interest rate exchange agreements, the mark-to-market gains or losses we have incurred under our interest rate exchange agreements will reduce, resulting in corresponding losses or gains, respectively, on derivative instruments. If we maintain these agreements to maturity, their ultimate value will be zero, and all gains or losses on derivative instruments, net, recognized to date will have been reversed.

     The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2003 (dollars in thousands). See Note 6 to our consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total
Expected Maturity:
January 1, 2004 to December 31, 2004	$—	$8,500	$1,271	$9,771
January 1, 2005 to December 31, 2005	—	35,000	1,306	36,306
January 1, 2006 to December 31, 2006	—	42,500	1,340	43,840
January 1, 2007 to December 31, 2007	—	65,000	721	65,721
January 1, 2008 to December 31, 2008	—	65,000	30	65,030
Thereafter	400,000	734,000	—	1,134,000

Total	$400,000	$950,000	$4,668	$1,354,668

Fair Value	$449,500	$950,000	$4,668	$1,404,168

Weighted Average Interest Rate	11.0%	3.3%	3.1%	5.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Page
Mediacom Broadband LLC
Report of Independent Auditors–PricewaterhouseCoopers LLP	49
Report of Independent Auditors on Financial Statement Schedule–PricewaterhouseCoopers LLP	50
Report of Independent Public Accountants-Arthur Andersen LLP	51
Consolidated Balance Sheets as of December 31, 2003 and 2002	52
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and the Period from Inception (April 5, 2001) through December 31, 2001	53
Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2003, 2002 and the Period from Inception (April 5, 2001) through December 31, 2001	54
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and the Period from Inception (April 5, 2001) through December 31, 2001	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedule: Schedule II–Valuation and Qualifying Accounts	66

Mediacom Systems (Predecessor Company)
Report of Independent Accountants– “New Mediacom”	67
Combined Statements of Operations and Parent’s Investment for the Period from January 1 to July 18, 2001 and Year ended December 31, 2000	68
Combined Statements of Cash Flows for the Period from January 1 to July 18, 2001 and Year ended December 31, 2000	69
Notes to Combined Financial Statements	70
Schedule II–Valuation and Qualifying Accounts	78

Report of Independent Auditors

To the Member of Mediacom Broadband LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 31, 2001, and for the period from inception (April 5, 2001) through December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

As discussed above, the Company’s consolidated financial statements as of December 31, 2001, and for the period from inception (April 5, 2001) through December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 5, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 included in Note 5. In our opinion, the transitional disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2004

Report of Independent Auditors
on Financial Statement Schedule

To the Member of Mediacom Broadband LLC:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Mediacom Broadband LLC and its subsidiaries for the period from inception (April 5, 2001) through December 31, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated February 13, 2002.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2004

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Member of Mediacom Broadband LLC:

We have audited the accompanying consolidated balance sheet of Mediacom Broadband LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in member’s equity and cash flows for the period from inception (April 5, 2001) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the period from inception (April 5, 2001) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 13, 2002

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSESTS
Cash and cash equivalents	$9,379	$10,307
Investment	644	—
Subscriber accounts receivable, net of allowance for doubtful accounts of $2,455 and $2,683, respectively	34,522	35,449
Prepaid expenses and other assets	9,853	8,323

Total current assets	54,398	54,079
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $204,305 and $131,507, respectively	743,120	727,369
Intangible assets, net of accumulated amortization of $53,377 and $49,907, respectively	1,473,854	1,481,972

Total investment in cable television systems	2,216,974	2,209,341
Other assets, net of accumulated amortization of $5,176 and $3,085, respectively	16,412	18,528

Total assets	$2,287,784	$2,281,948

LIABILITIES, PREFERRED MEMBERS’ INTERESTS AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$148,969	$180,266
Deferred revenue	27,202	18,371
Current portion of long-term debt	9,771	—

Total current liabilities	185,942	198,637
Long-term debt, less current portion	1,344,897	1,298,000
Other non-current liabilities	17,929	24,789

Total liabilities	1,548,768	1,521,426
Commitments and Contingencies (Note 11)
PREFERRED MEMBERS’ INTERESTS	150,000	150,000
MEMBER’S EQUITY
Capital contributions	725,000	725,000
Accumulated deficit	(135,984)	(114,478)

Total member’s equity	589,016	610,522

Total liabilities, preferred members’ interests and member’s equity	$2,287,784	$2,281,948

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands)

			Inception
			(April 5, 2001)
			through
	Years Ended December 31,		December 31,
	2003	2002	2001
Revenues	$552,342	$512,792	$215,900
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $113,007, $123,704 and $88,463, respectively, shown separately below)	215,310	207,053	89,006
Selling, general and administrative expenses	118,918	105,407	42,442
Management fee expense	9,322	6,967	2,875
Depreciation and amortization	113,007	123,704	88,463

Operating income (loss)	95,785	69,661	(6,886)
Interest expense, net	(82,536)	(76,790)	(41,430)
Gain (loss) on derivative instruments, net	2,807	(15,049)	—
Other expense	(5,974)	(5,066)	(2,270)

Net income (loss)	$10,082	$(27,444)	$(50,586)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
MEMBER’S EQUITY
(dollars in thousands)

	Capital	Accumulated
	Contributions	Deficit	Total
Balance, Inception (April 5, 2001)	$—	$—	$—
Net loss	—	(50,586)	(50,586)
Equity contribution from MCC	725,000	—	725,000
Dividend payments to Related Party on Preferred Members’ Interest	—	(8,120)	(8,120)

Balance, December 31, 2001	$725,000	$(58,706)	$666,294
Net loss	—	(27,244)	(27,244)
Dividend payments to Related Party on Preferred Members’ Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(10,528)	(10,528)

Balance, December 31, 2002	$725,000	$(114,478)	$610,522
Net income	—	10,082	10,082
Dividend payments to Related Party on Preferred Members’ Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(13,588)	(13,588)

Balance, December 31, 2003	$725,000	$(135,984)	$589,016

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

			Inception
			(April 5, 2001)
			through
	Years Ended December 31,		December 31,
	2003	2002	2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$10,082	$(27,244)	$(50,586)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	113,007	123,704	88,463
(Gain) loss on investments, net	(1,636)	15,049	—
Amortization of deferred financing costs	2,365	2,248	1,086
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	927	(9,521)	(11,746)
Prepaid expenses and other assets	(1,530)	(1,723)	(63,600)
Accounts payable and accrued expenses	(29,134)	18,627	180,840
Deferred revenue	8,831	2,369	36,673
Other non-current liabilities	(6,860)	1,550	(19,479)

Net cash flows provided by operating activities	96,052	125,059	161,651

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(118,039)	(234,832)	(38,102)
Acquisitions of cable television systems	(5,047)	—	(2,113,336)
Proceeds from sale of cable television systems	11,989	—	—
Other investment activities	(4,941)	(4,478)	(145)

Net cash flows used in investing activities	(116,038)	(239,310)	(2,151,583)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	144,554	183,000	1,282,000
Repayment of debt	(93,659)	(85,000)	(82,000)
Sale of preferred members’ interests	—	—	150,000
Dividend payments on preferred members’ interests	(18,000)	(18,000)	(8,120)
Dividend payments to parent	(13,588)	(10,528)	—
Capital contribution	—	—	725,000
Financing costs	(249)	(492)	(21,370)

Net cash flows provided by financing activities	19,058	68,980	2,045,510

Net (decrease) increase in cash and cash equivalents	(928)	(45,271)	55,578
CASH AND CASH EQUIVALENTS, beginning of period	10,307	55,578	—

CASH AND CASH EQUIVALENTS, end of period	$9,379	$10,307	$55,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest, net of amounts capitalized	$81,429	$81,015	$12,782

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed through capital leases	$5,773	$—	$—

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization

     Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company, wholly-owned by of Mediacom Communications Corporation (“MCC”) was organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001. As of December 31, 2003, the Company was operating cable systems in the states of Georgia, Illinois, Iowa and Missouri.

     Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC. See Notes 7, 8 and 9.

     Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, co-issued, jointly and severally, with Mediacom Broadband $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation has no assets (other than a $100 receivable from affiliate), operations, revenues or cash flows. Therefore, separate financial statements have not been presented for this entity.

(2)	Summary of Significant Accounting Policies

   Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements include the accounts of Mediacom Broadband and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of its cable systems and equipment in conjunction with the Company’s recently completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The new asset lives are consistent with those used by companies in the cable television industry. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis and resulted in a decrease in net loss of approximately $22.3 million for the year ended December 31, 2003.

   Revenue Recognition

     Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from video and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct installation costs incurred. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

   Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Concentration of Credit Risk

     The Company’s accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company invests its cash with high quality financial institutions.

   Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements.	Life of respective lease
Cable systems and equipment and subscriber devices	4 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment.	5 years

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are presented as a component of depreciation expense.

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, and new cable installations. Costs include direct labor and material, as well as certain indirect costs. The Company performs periodic evaluations of certain estimates used to determine such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

   Intangible Assets

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist of subscriber lists continue to be amortized over 5 years. See Note 5, Intangible Assets.

   Other Assets

     Other assets, net represent debt financing costs incurred to raise debt and are deferred and amortized as other expense over the expected term of such financings and are included in other expense.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the disclosure of factors used to identify an enterprise’s reportable segments. The Company’s operations are organized and managed on the basis of cable system clusters that represent operating segments responsible for certain geographical regions. Each operating segment derives its revenues from the delivery of similar products and services to a customer base that is also similar. Each operating segment deploys similar technology to deliver our products and services and operates within a similar regulatory environment. In addition, each operating segment has similar economic characteristics. Management evaluated the criteria for aggregation of the geographic operating segments under SFAS No. 131 and believes the Company meets each of the respective criteria set forth. Accordingly, management has identified broadband services as the Company’s one reportable segment.

   Accounting for Derivative Instruments

     The Company’s stated strategy is to manage its interest expense using a combination of fixed and variable interest rate debt. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates.

   Accounting for Asset Retirement

     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviewed its asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value can be made. This entailed the review of leases covering tangible long-lived assets, as well as the Company’s rights-of-way under franchise agreements. In determining the fair value of the Company’s asset retirement obligation, consideration was given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person.

     Upon adoption of SFAS No. 143, the Company determined that in certain instances it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The aggregate fair value of this liability is immaterial to the Company’s consolidated financial statements taken as a whole.

   Income Taxes

     Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the limited liability company is reported in MCC’s income tax returns.

   Reclassifications

     Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

   Recent Accounting Pronouncements

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

(3)	Acquisitions

     The acquisitions discussed below were made to establish the Company’s initial operations. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the acquisitions have been included with those of the Company since the dates of acquisition.

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband for a purchase price of approximately $300.0 million. The acquisition was financed with a portion of MCC’s $336.4 million equity contribution on June 29, 2001.

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband for an aggregate purchase price of approximately $1.76 billion. These acquisitions were financed with a portion of MCC’s $388.6 million equity contribution on July 18, 2001, and the $150.0 million preferred equity investment by subsidiaries of Mediacom LLC, the net proceeds from the Company’s private offering of 11% senior notes due 2013 and borrowings under the Company’s bank credit facility.

     Summarized below are the pro forma unaudited results of operations for the year ended December 31, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001 (dollars in thousands). Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed on the date indicated or which may be obtained in the future.

2001
(unaudited)
Revenues	$465,138
Operating loss	$(30,356)
Net loss	$(114,481)

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Plant and Equipment

     As of December 31, 2003 and 2002, property, plant and equipment consisted of (dollars in thousands):

	2003	2002
Land and land improvements	$4,518	$4,487
Buildings and leasehold improvements	22,941	20,948
Cable systems, equipment and subscriber devices	878,600	809,836
Vehicles	33,491	17,211
Furniture, fixtures and office equipment	7,875	6,394

	947,425	858,876
Accumulated depreciation	(204,305)	(131,507)

Property, plant and equipment, net	$743,120	$727,369

     Depreciation expense for the years ended December 31, 2003 and 2002 and the period ended December 31, 2001 was approximately $109.6 million, $117.5 million and $36.4 million, respectively. As of December 31, 2003 and 2002, the Company had property under capitalized leases of $5.3 million and $0.2 million, respectively, before accumulated depreciation, and $4.7 million and $0.2 million, respectively, net of accumulated depreciation.

(5)	Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting.

     On January 1, 2002, the Company adopted SFAS No. 142, which eliminates amortization of goodwill and certain intangibles that have indefinite lives but requires that such assets be tested for impairment at least annually. Prior to adoption of SFAS No. 142 on January 1, 2002, the Company amortized cable franchises and goodwill over 15 years. The Company evaluated the expected useful life of its cable franchises, also referred to as franchise costs, upon adoption of SFAS No. 142 and determined that all of its cable franchises have an indefinite useful life. As such, the Company ceased amortizing its cable franchises effective January 1, 2002. In determining whether its cable franchises have an indefinite life, the Company considered that (i) there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights will continue to contribute to the Company’s revenues, (ii) the Company has sufficient experience with the local franchising authorities to conclude that franchise renewals can and will be accomplished indefinitely, (iii) the Company has never had a cable franchise right revoked, and has never been denied a franchise renewal, (iv) in the Company’s history of renewing franchises, minimal costs have been incurred in the franchise renewal process, (v) the Company has sufficiently upgraded the technological state of its cable systems, (vi) under the 1984 Cable Act, a local franchising authority may not unreasonably withhold the renewal of a cable system franchise, and (vii) valuations of cable franchises by market participants presume that franchise renewals can and will be accomplished indefinitely. The Company will continue to reevaluate the expected life of its cable franchises periodically to determine whether events and circumstances continue to support an indefinite life.

     Based on the guidance of Emerging Issues Task Force, or EITF, Issue No. 02-7, “Unit for Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” the Company determined that the unit of accounting for testing cable franchise value for impairment resides at the cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how the Company allocates capital resources and utilizes the assets. Lastly, the financial unit level reflects the level at which the purchase method of accounting for the Company’s acquisitions were originally recorded. The Company has three cable system clusters, or reporting units, for the purpose of applying SFAS No. 142.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company assesses the fair value of its franchise costs based on a discounted cash flow methodology. If the determined fair value of the Company’s franchise costs is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (includes franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment. The Company completed its SFAS No. 142 impairment test as of September 2003. Such test indicated no impairment of franchise costs or goodwill.

     The following table provides a reconciliation of the reported net income (loss) for the years ended December 31, 2003 and 2002 and for the period April 5, 2001 (date of inception) to December 31, 2001 to the net income (loss) that would have been reported had franchise cost and goodwill amortization not been recorded as of April 5, 2001:

	2003	2002	2001
	(dollars in thousands)
	(unaudited)
Reported net income (loss)	$10,082	$(27,244)	$(50,586)
Add back: franchise cost amortization	—	—	38,752

Adjusted pro forma net income (loss)	$10,082	$(27,244)	$(11,834)

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2003 and 2002 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
2003	Value	Amortization	Value
Franchise costs	$1,289,526	$38,752	$1,250,774
Goodwill	204,582	—	204,582
Subscriber lists	33,123	14,625	18,498

	$1,527,231	$53,377	$1,473,854

	Gross Asset	Accumulated	Net Asset
2002	Value	Amortization	Value
Franchise costs	$1,293,379	$38,752	$1,254,627
Goodwill	204,805	—	204,805
Subscriber lists	33,695	11,155	22,540

	$1,531,879	$49,907	$1,481,972

     Amortization expense for the years ended December 31, 2003 and 2002, and for the period ended December 31, 2001 was approximately $3.4 million, $6.2 million and $51.9 million, respectively. The Company’s estimated aggregate amortization expense for the year of 2004 through 2008 and beyond is $2.2 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $7.9 million, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Debt

     As of December 31, 2003 and 2002, debt consisted of (dollars in thousands):

	2003	2002
Bank credit facility	$950,000	$898,000
11% senior notes	400,000	400,000
Capital lease obligations	4,668	—

	$1,354,668	$1,298,000
Less: current portion	9,771	—

Total long-term debt	$1,344,897	$1,298,000

   Bank Credit Facility

     On July 18, 2001, the operating subsidiaries of Mediacom Broadband entered into a $1.4 billion senior secured credit facility, consisting of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan (the “Broadband Credit Agreement”). The revolving credit facility expires on March 31, 2010, and commitments under the revolving credit facility are subject to quarterly reductions beginning on December 31, 2004, ranging from 2.00% to 8.00% of the original commitment amount. As of December 31, 2003, $150.0 million was outstanding under the revolving credit facility. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. For the year ended December 31, 2004, the outstanding debt under tranche A will be reduced by $6.0 million, or 2% of the original amount of the term loan, while tranche B will be reduced by $2.5 million, or 0.5% of the original amount. The Broadband Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, beginning December 31, 2004. For the year ended December 31, 2004, the maximum commitment amount under the revolving credit facility will be reduced by $12.0 million, or 2% of the original commitment amount. The Broadband Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of available credit under the revolving credit facility. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     The Broadband Credit Agreement requires compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The Broadband Credit Agreement also requires compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Broadband Credit Agreement as of and for all periods in the year ended December 31, 2003.

     The Broadband Credit Agreement is collateralized by Mediacom Broadband’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband on a limited recourse basis to the extent of such ownership interests.

     The average interest rate on debt outstanding under the Broadband Credit Agreement was 3.3% and 4.8% for the year ended December 31, 2003 and 2002, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2003, the Company had approximately $442.2 million of unused bank commitments under the Broadband Credit Agreement.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of December 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to high creditworthiness of its counterparties, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, the remaining time to maturities and the current creditworthiness of the Company’s counterparties. At December 31, 2003, based on the mark-to-market valuation, the Company would have paid approximately $12.2 million if these agreements were terminated, inclusive of accrued interest.

   Senior Notes

     On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation (the “Issuers”) jointly issued $400.0 million aggregate principal amount of 11% senior notes due June 2013 (the “11% Senior Notes”). The 11% Senior Notes are unsecured obligations of the Issuers, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Issuers. Interest accrues at 11% per annum, beginning from the date of issuance and is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The Issuers were in compliance with the indenture governing the 11% Senior Notes as of and for all periods in the year ended December 31, 2003.

   Fair Value and Debt Maturities

     The fair value of the Company’s bank credit facility approximates the carrying value. The fair value at December 31, 2003 of the 11% Senior Notes was approximately $450.0 million.

     The stated maturities of all debt outstanding as of December 31, 2003 are as follows (dollars in thousands):

2004	$9,771
2005	36,305
2006	43,841
2007	65,721
2008	65,030
Thereafter	1,134,000

$1,354,668

(7)	Preferred Members’ Interests

     On July 18, 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the years ended December 31, 2003 and 2002, the Company paid in aggregate $18.0 million in cash dividends on the preferred equity.

(8)	Member’s Equity

     As a wholly-owned subsidiary of MCC, the Company’s business affairs, including its financing decisions, are directed by MCC. In January, July and December of 2003, the Company paid cash dividends of approximately $4.5 million, in each of these months, to MCC, as permitted under the Company’s debt arrangements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Related Party Transactions

     MCC manages the Company pursuant to a management agreement with each operating subsidiary. Under the management agreements, MCC has full and exclusive authority to manage the day to day operations and conduct the business of the Company. The Company remains responsible for all expenses and liabilities relating to construction, development, operation, maintenance, repair, and ownership of its systems. Management fees for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $9.3 million, $7.0 million and $2.9 million, respectively.

     As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of each of the operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.

     Mediacom LLC, a wholly-owned subsidiary of MCC, is a preferred equity investor in the Company. See Note 7 for a discussion on the transactions between these two parties.

(10)	Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $1.1 million for each of the years ended December 31, 2003 and 2002 and $0.4 million for the period ended December 31, 2001.

(11)	Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $2.4 million, $2.2 million and $1.9 million for the years ended December 31, 2003, 2002 and the period ended December 31, 2001, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2004	$1,156
2005	446
2006	326
2007	213
2008	174
Thereafter	510

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $4.0 million, $2.9 million and $1.3 million for the years ended December 31, 2003, 2002 and the period ended December 31, 2001, respectively.

     As of December 31, 2003, approximately $7.8 million of letters of credit were issued in favor of various parties to secure the Company’s performance relating to franchise and lease requirements. The fair value of such letters of credit were not material.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning of	costs	other	costs and	other	Balance at
	period	and expenses	accounts	expenses	accounts	end of period
December 31, 2001
Allowance for doubtful accounts
Current receivables	$—	$3,477	$2,557	$3,886	$—	$2,148
Acquisition reserves(1)
Accrued expenses	$—	$—	$42,156	$5,577	$—	$36,579
December 31, 2002
Allowance for doubtful accounts
Current receivables	$2,148	$6,909	$—	$6,374	$—	$2,683
Acquisition reserves(1)
Accrued expenses	$36,579	$—	$300	$4,613	$31,966	$300
December 31, 2003
Allowance for doubtful accounts
Current receivables	$2,683	$4,534	$—	$4,762	$—	$2,455
Acquisition reserves
Accrued expenses	$300	$—	$—	$—	$—	$300

(1)	Additions were charged in connection with purchase accounting.

REPORT OF INDEPENDENT ACCOUNTANTS

To Mediacom Broadband LLC:

In our opinion, the accompanying combined statements of operations and parent’s investment and of cash flows present fairly, in all material respects, Mediacom Systems (“New Mediacom”) (a combination of certain assets and liabilities as defined in Note 1 to the combined financial statements) for the period from January 1, 2001 to July 18, 2001 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies’ management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, on March 9, 1999 (effective March 1, 1999 for financial reporting purposes), AT&T Corp., the parent company of New Mediacom, acquired Tele-Communications, Inc., parent company of Old Mediacom, in a business combination accounted for as a purchase. As a result of the acquisition, the combined financial statements for the periods after the acquisition reflects AT&T Corp.’s basis in the business.

As discussed in Note 1, effective June 29, 2001 and July 18, 2001, the Mediacom Systems were sold to Mediacom Communications Corporation.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 8, 2002

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

COMBINED STATEMENTS OF OPERATIONS AND PARENT’S INVESTMENT
(dollars in thousands)

	New Mediacom
	Period from
	January 1
	to	Year ended
	July 18,	December 31,
	2001	2000
Revenue	$249,238	$439,541
Costs and expenses:
Operating (note 3)	117,205	192,543
Selling, general and administrative	42,449	70,879
Management fees (note 3)	18,625	22,267
Restructuring charge (note 4)	570	—
Depreciation	48,327	72,615
Amortization	35,283	64,567

Operating income (loss) before income taxes	(13,221)	16,670
Gain on disposition of assets	5,183	—

Net income (loss) before taxes	(8,038)	16,670
Provision for income taxes (benefit)	(3,546)	6,646

Net income (loss)	(4,492)	10,024
Parent’s investment:
Beginning of period	1,493,084	1,468,567
Change in transfers from parent, net (note 3)	47,806	14,493
Disposed cable systems	(294,559)	—

End of period	$1,241,839	$1,493,084

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

COMBINED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	New Mediacom
	Period from
	January 1	Year
	to	ended
	July 18,	December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,492)	$10,024
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition of assets	(5,183)	—
Depreciation and amortization	83,610	137,182
Deferred tax benefit	(114,635)	(24,781)
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables	3,185	(2,801)
Decrease (increase) in other assets	813	57
Increase (decrease) in accounts payable	(360)	(761)
Increase in accrued liabilities	2,784	836

Net cash provided by (used in) operating activities	(34,278)	119,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(34,490)	(131,177)
Other	(192)	—

Net cash used in investing activities	(34,682)	(131,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in transfers from parent, net	47,806	14,493

Net change in cash and cash equivalents	(21,154)	3,072
Cash and cash equivalents at beginning of period	21,154	18,082

Cash and cash equivalents at end of period	$—	$21,154

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Summary of Significant Accounting Policies

     Effective upon the end of business on June 29, 2001, subsidiaries of AT&T Corp. (“AT&T”) sold to Mediacom Communications Corporation (“Mediacom”) certain cable television systems serving approximately 94,000 customers located primarily in Missouri, and wholly owned by various cable subsidiaries and partnerships of AT&T (the “Missouri Mediacom Systems”) for net cash proceeds of approximately $300 million. AT&T recognized an estimated gain on the sale of the Missouri Mediacom Systems of approximately $5 million. The results of operations and cash flows of the Missouri Mediacom Systems are included in the combined financial statements through June 29, 2001.

     Effective upon the end of business on July 18, 2001, subsidiaries of AT&T sold to Mediacom certain cable television systems serving approximately 706,000 customers located primarily in Iowa, Georgia and Southern Illinois, and wholly owned by various cable subsidiaries and partnerships of AT&T for net cash proceeds of approximately $1.76 billion. AT&T recognized an estimated loss on this sale of approximately $93 million. These cable systems combined with the Missouri Mediacom Systems are collectively referred to herein as the “Mediacom Systems” or the “Systems.”

     The accompanying combined financial statements include the specific accounts directly related to the activities of the Mediacom Systems. All significant inter-system accounts and transactions have been eliminated in combination. The combined net assets of the Mediacom Systems are referred to as “Parent’s Investment.”

     On March 9, 1999, AT&T acquired AT&T Broadband, LLC (“AT&T Broadband,” formerly known as Tele-Communications, Inc.) in a merger (the “AT&T Merger”). In the AT&T Merger, AT&T Broadband became a subsidiary of AT&T. For financial reporting purposes, the AT&T Merger was deemed to have occurred on March 1, 1999. The combined financial statements of Mediacom Systems for periods prior to March 1, 1999 are referred to herein as “Old Mediacom.” The combined financial statements of Mediacom Systems for periods subsequent to February 28, 1999 are referred to herein as “New Mediacom.” Due to the application of purchase accounting in connection with the AT&T Merger, the predecessor combined financial statements of Old Mediacom are not comparable to the successor combined financial statements of New Mediacom.

     Certain costs of AT&T Broadband are charged to the Systems based primarily on Mediacom Systems’ number of customers (see note 4). Although such allocations are not necessarily indicative of the costs that would have been incurred by the Mediacom Systems on a stand alone basis, management believes that the resulting allocated amounts are reasonable.

     The net assets of the Systems are held by various wholly-owned subsidiaries and partnerships of AT&T Broadband. Accordingly, the combined financial statements of the Mediacom Systems do not reflect all of the assets, liabilities, revenues and expenses that would be indicative of a stand-alone business. The financial condition, results of operations and cash flows of the Mediacom Systems could differ from reported results had the Mediacom Systems operated autonomously or as an entity independent of AT&T. In particular, no interest expense incurred by AT&T and its subsidiaries on their debt obligations has been allocated to the Mediacom Systems.

     The Mediacom Systems are included in the consolidated federal income tax return of AT&T and its affiliates for the period from January 1 to July 18, 2001 and the year ended December 31, 2000. Combined income tax provisions or benefits, related to tax payments or refunds, and deferred tax balances of AT&T and its affiliates or TCI and its affiliates, as applicable, have been allocated to the Mediacom Systems based principally on the taxable income and tax credits directly attributable to the Mediacom Systems, essentially a stand alone presentation. These allocations reflect the Mediacom Systems’ contribution to AT&T’s or TCI’s consolidated taxable income and consolidated tax liability and tax credit position, as applicable.

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

   Cash and Cash Equivalents

     Cash and cash equivalents consist of deposits with banks and financial institutions that are unrestricted as to withdrawal or use and have maturities of less than 90 days.

     AT&T performs cash management functions on behalf of AT&T Broadband, including the Mediacom Systems. Substantially all of the Systems’ cash balances are swept to AT&T on a daily basis, where they are managed and invested by AT&T. Transfers of cash to and from AT&T are reflected as a component of Parent’s investment, with no interest income or expense reflected. Net transfers to or from AT&T are assumed to be settled in cash. AT&T’s capital contributions for purchase business combinations to the Systems have been treated as non-cash transactions. In addition, proceeds from the sale of the Missouri Mediacom Systems have been treated as a non-cash transaction with AT&T.

     Effective on the date of sale of the respective Mediacom Systems, all cash was swept by AT&T through Parent’s investment.

   Property and Equipment

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, labor and applicable overhead related to installations are capitalized. Interest capitalized was not significant for any periods presented.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings.

     Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sale of properties in their entirety.

   Intangible Assets

     Intangible assets consist primarily of franchise costs and intangibles for customer relationships. Franchise costs represent the difference between AT&T Broadband’s allocated historical cost of acquired assets of the Mediacom Systems and amounts allocated to the tangible assets. Franchise costs and customer relationships are generally amortized on a straight-line basis over 25 to 40 and 10 years, respectively. Costs incurred by the Mediacom Systems in negotiating and renewing franchise agreements are amortized on a straight-line basis over the average lives of the franchise, generally 10 to 20 years.

   Impairment of Long-lived Assets

     Management of the Systems periodically reviews the carrying amounts of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, based on an analysis of undiscounted cash flows, such loss is measured by the amount that the carrying value of such assets exceeds the fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates.

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

   Income Taxes

     Mediacom Systems is not a separate taxable entity for federal and state income tax purposes and its results of operations are included in the consolidated federal and state income tax returns of AT&T and its affiliates or TCI and its affiliates, as applicable. Mediacom Systems’ provision or benefit for income taxes is based upon its contribution to the overall income tax liability or benefit of AT&T and its affiliates or TCI and its affiliates, as applicable.

   Revenue Recognition

     Revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

   Statement of Cash Flows

     Transactions effected through the intercompany account due to (from) parent have been considered constructive cash receipts and payments for purposes of the combined statement of cash flows.

   Stock-Based Compensation

     Stock-based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Systems follow the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

     Certain prior periods amounts have been reclassified to conform to the current period presentation.

   Recent Pronouncements

     In 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment upon adoption and at least annually thereafter. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the provisions of SFAS 142 are effective January 1, 2002. Management is currently evaluating the effect that SFAS 141 and SFAS 142 will have on the results of operations, financial position or cash flows of the Systems.

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

     In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management of the Systems does not expect that the adoption of this statement will have a material impact on the Systems’ results of operations, financial position or cash flows.

     In 2001, the FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides guidance on classification and accounting for fiscal years beginning after December 15, 2001. Management of the Systems does not expect that the adoption of SFAS 144 will have a material impact on the Systems’ financial position, results of operations or cash flows.

(2)	Intangibles

     Intangible assets are summarized as follows (dollars in thousands):

	July 18,	December 31,
	2001	2000
Franchising costs	$1,560,198	$1,802,251
Other intangible assets	78,124	87,791

	1,638,322	1,890,042
Less accumulated amortization	130,008	111,101

Intangible assets, net	$1,508,314	$1,778,941

     Amortization expense on franchise costs was $30.5 million and $55.3 million for the period from January 1 to July 18, 2001 and the year ended December 31, 2000, respectively. Amortization expense for other intangible assets was $4.8 million and $9.3 million for the period from January 1 to July 18, 2001 and the year ended December 31, 2000, respectively.

(3)	Parent’s Investment

     Parent’s investment in the Mediacom Systems is summarized as follows (dollars in thousands):

	July 18,	December 31,
	2001	2000

Transfers from parent, net	$1,219,010	$1,465,763
Cumulative net income since March 1, 1999	22,829	27,321

	$1,241,839	$1,493,084

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

     The non-interest bearing transfers from parent include AT&T Broadband’s equity in acquired systems, programming charges, management fees and advances for operations, acquisitions and construction costs, as well as the amounts charged as a result of the allocation of certain costs from AT&T.

     As a result of AT&T’s 100% ownership of the Mediacom Systems, the transfers from parent amounts have been classified as a component of Parent’s investment in the accompanying combined balance sheets.

     The Mediacom Systems purchase, at AT&T Broadband’s cost, certain pay television and other programming through a certain indirect subsidiary of AT&T Broadband. Charges for such programming are included in operating expenses in the accompanying combined financial statements.

     Certain subsidiaries of AT&T Broadband provide administrative services to the Mediacom Systems and have assumed managerial responsibility of the Mediacom Systems’ cable television system operations and construction. As compensation for these services, the Mediacom Systems pay a monthly management fee calculated on a per-subscriber basis.

     The parent transfers and expense allocation activity consist of the following (dollars in thousands):

	New Mediacom
	Period from
	January 1	Year
	to	ended
	July 18,	December 31,
	2001	2000
Beginning of period	$1,465,763	$1,451,270
Programming charges	77,287	123,993
Management fees	18,625	22,267
Cash transfers	(48,106)	(131,767)
Disposal of cable systems	(294,559)	—
Acquisition of cable systems	—	—

End of period	$1,219,010	$1,465,763

(4)	Restructuring Charge

     As part of a cost reduction plan undertaken by AT&T Broadband in 2001, approximately 63 employees of the Systems were terminated, resulting in a restructuring charge of approximately $570,000 during the first quarter of 2001. Terminated employees primarily performed customer service and field operations functions. The restructuring charge consists of severance and other employee benefits. As of July 18, 2001, all of the charge has been paid in cash.

(5)	Employee Benefit and Stock-Based Compensation Plans

     AT&T sponsors savings plans for the majority of its employees. Prior to the AT&T Merger, TCI also sponsored savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Employee contributions are matched up to certain limits. AT&T and TCI contributions, as applicable, for employees of the Mediacom Systems amounted to $1,082,000 and $2,947,000 for the period from January 1 to July 18, 2001 and the year ended December 31, 2000, respectively.

     Under AT&T’s 1997 Long-term Incentive Program (the “Program”), which was amended March 14, 2000, AT&T grants stock options, performance shares, restricted stock and other awards on AT&T common stock as well as stock options on the AT&T Wireless Group tracking stock. Employees of the Mediacom Systems were eligible to receive stock options under this program effective with the AT&T Merger (see note 1).

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

     Under the Program, there were 150 million shares of AT&T common stock available for grant with a maximum of 22.5 million common shares that could be used for awards other than stock options. Beginning with January 1, 2000, the remaining shares available for grant at December 31 of the prior year, plus 1.75% of the shares of AT&T common stock outstanding on January 1 of each year, become available for grant. There is a maximum of 37.5 million shares that may be used for awards other than stock options. The exercise price of any stock option is equal to the stock price when the option is granted. Generally, the options vest over three or four years and are exercisable up to 10 years from the date of grant.

     Under the AT&T 1996 Employee Stock Purchase Plan (the “Plan”), which was effective July 1, 1996, AT&T is authorized to sell up to 75 million shares of AT&T common stock to its eligible employees. Under the terms of the Plan, employees may have up to 10% of their earnings withheld to purchase AT&T’s common stock. The purchase price of the stock on the date of exercise is 85% of the average high and low sale prices of shares on the New York Stock Exchange for that day.

     The Systems apply APB 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans for the Mediacom Systems.

     The Systems have adopted the disclosure-only provisions of SFAS 123. If the Systems had elected to recognize compensation costs based on the fair value at the date of grant for AT&T awards granted to Systems’ employees in 2000, consistent with the provisions of SFAS 123, Mediacom Systems’ net income (loss) would have been adjusted to reflect additional compensation expense resulting in pro forma net income (loss) of $(5,996,000) and $9,339,000 for the period from January 1, 2001 to July 18, 2001 and the year ended December 31, 2000, respectively. There were no AT&T awards granted to systems’ employees in 1999 or 2001.

     The stock option information included herein has not been adjusted for the July 2001 split-off of the AT&T Wireless Group from AT&T. AT&T granted approximately 259,800 and 86,600 stock options to the Mediacom Systems’ employees during 2000 for AT&T stock options and AT&T Wireless Group tracking stock, respectively. At the date of grant, the exercise price for AT&T options and AT&T Wireless Group tracking stock options granted to AT&T Broadband employees during 2000 was $33.81 and $27.56, respectively. The fair value at date of grant for AT&T options and AT&T Wireless Group tracking stock options granted to AT&T Broadband employees during 2000 was $10.59 and $11.74, respectively, and was estimated using the Black-Scholes option-pricing model. The following assumptions were applied for 2000 for the AT&T options and the AT&T Wireless Group tracking stock options: (i) expected dividend yield of 1.7% and 0%, respectively, (ii) expected volatility rate of 34% and 55%, respectively, (iii) risk-free interest rate of 6.24% and 6.2%, respectively, and (iv) expected life of 3 years.

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

(6)	Income Taxes

     The Mediacom Systems is not a separate taxable entity for federal and state income tax purposes and its results of operations are included in the consolidated federal and state income tax returns of AT&T and its affiliates or TCI and its affiliates, as applicable (see note 1).

     The following table shows the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rate (dollars in thousands):

	New Mediacom
	Period from
	January 1	Year
	to	ended
	July 18,	December 31,
	2001	2000
U.S. federal statutory income tax rate	35.0%	35.0%
Federal income tax at statutory rate	$(2,813)	$5,834
State and local income taxes, net of federal income tax effect	(733)	812

Provision (benefit) for income taxes	$(3,546)	$6,646

Effective income tax rate	44.1%	39.9%

     The components of the provision (benefit) for income taxes are presented in this table (dollars in thousands):

	New Mediacom
	Period from
	January 1	Year
	to	ended
	July 18,	December 31,
	2001	2000
Current:
Federal	$103,860	$25,053
State and local	7,229	6,374
Deferred:
Federal	(106,278)	(19,655)
State and local	(8,357)	(5,126)

Provision (benefit) for income taxes	$(3,546)	$6,646

     Deferred income tax liabilities are income taxes Mediacom Systems expects to incur in future periods. Similarly, deferred income tax assets are recorded for expected reductions in income taxes payable in future periods. Deferred income taxes arise because of differences in the book and tax basis of certain assets and liabilities.

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)
(A combination of certain assets and liabilities, as defined in note 1)

NOTES TO COMBINED FINANCIAL STATEMENTS

     Deferred income tax liabilities consist of the following (dollars in thousands):

	July 18,	December 31,
	2001	2000
Long-term deferred income tax liabilities:
Property, plant and equipment	$62,130	$72,417
Franchise costs	590,563	690,070
Other	22,936	27,777

Total long-term deferred income tax liabilities	$675,629	$790,264

(7)	Commitments

     The Mediacom Systems lease business offices, have entered into pole rental agreements and use certain equipment under lease arrangements. Rental expense for such arrangements amounted to $2,179,000 and $2,680,000 for the period from January 1 to July 18, 2001 and the year ended December 31, 2000.

     Future minimum lease payments under noncancelable operating leases for each of the next five years are summarized as follows (amounts in thousands):

2002	$1,226
2003	1,210
2004	1,187
2005	1,132
2006	919

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

Schedule II

MEDIACOM SYSTEMS (PREDECESSOR COMPANY)

VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at
	beginning of	Charged to costs		Balance at
	period	and expenses	Deductions	end of period
December 31, 2000
Allowance for doubtful accounts
Current receivables	$1,292	$7,222	$6,865	$1,649
January 1 to July 18, 2001
Allowance for doubtful accounts
Current receivables	$1,649	$6,136	$6,987	$798

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have previously reported in a current report on Form 8-K, dated April 19, 2002, that we terminated our engagement of Arthur Andersen LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

     The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

     The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     MCC is our sole voting member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom Broadband LLC and the directors and executive officers of MCC and Mediacom Broadband Corporation are:

Name	Age	Position
Rocco B. Commisso	54	Chairman and Chief Executive Officer of Mediacom Broadband LLC and MCC and President and Chief Executive Officer and Director of Mediacom Broadband Corporation

Mark E. Stephan	47	Executive Vice President, Chief Financial Officer and Treasurer of Mediacom Broadband LLC and MCC, Director of MCC, and Treasurer and Secretary of Mediacom Broadband Corporation

John G. Pascarelli	42	Executive Vice President, Operations of MCC

Italia Commisso Weinand	50	Senior Vice President, Programming and Human Resources of MCC

Charles J. Bartolotta	49	Senior Vice President, Customer Operations of MCC

Calvin G. Craib	49	Senior Vice President, Business Development of MCC

William I. Lees, Jr.	45	Senior Vice President, Corporate Controller of MCC

Joseph E. Young	55	Senior Vice President, General Counsel and Secretary of MCC

Craig S. Mitchell	45	Director of MCC

William S. Morris III	69	Director of MCC

Thomas V. Reifenheiser	68	Director of MCC

Natale S. Ricciardi	55	Director of MCC

Robert L. Winikoff	57	Director of MCC

     Rocco B. Commisso has 26 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since our inception in April 2001 and our manager’s Chairman and Chief Executive Officer since founding its predecessor company in July 1995. Mr. Commisso has served as President, Chief Executive Officer and Director of Mediacom Broadband Corporation since its inception in May 2001. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 17 years of experience with the cable television industry and has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2003. Prior to that, he was Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     John G. Pascarelli has 23 years of experience in the cable television industry and has served as our manager’s Executive Executive Vice President, Operations since November 2003. Prior to that he was our manager’s Senior Vice President, Marketing Consumer Services from June 2000 and our manager’s Vice President of Marketing from 1998. Before joining our manager in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

     Italia Commisso Weinand has 27 years of experience in the cable television industry. Before joining our manager in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. Ms. Weinand is the sister of Mr. Commisso.

     Charles J. Bartolotta has 21 years of experience in the cable television industry. Before joining our manager in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 22 years of experience in the cable television industry. Before joining our manager in April 1999 as Vice President, Business Development, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     William I. Lees, Jr. has over 2 years experience in the cable television industry. Before joining us in October 2001 as Senior Vice President, Corporate Controller, Mr. Lees served as Executive Vice President and Chief Financial Officer for Regus Business Centre Corp., a multinational real estate services company, from July 1999 to September 2001. Prior to that time, he served as Corporate Controller and Director for Formica Corporation from September 1998 to July 1999, and as Chief Financial Officer for Imperial Schrade Corporation from September 1993 to September 1998. He was previously employed for 13 years by Ernst & Young.

     Joseph E. Young has 19 years of experience with the cable television industry. Before joining our manager in November 2001 as Senior Vice President and General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past five years. He currently serves as its Senior Vice President of Finance, Treasurer and Secretary and is also a member of its board of directors.

     William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

     Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company, a leading owner and operator of outdoor advertising and logo sign displays.

     Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past five years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its Vice President, U.S. Manufacturing, with responsibility for all of Pfizer’s U.S. manufacturing facilities.

     Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal, LLP since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal, LLP currently serves as MCC’s outside general counsel and prior to such representation Cooperman Levitt Winikoff Lester & Newman, P.C. served as MCC’s outside general counsel since 1995.

     Since we are not a listed company, we are not required to establish an audit committee. Rather, the functions of an audit committee for our company are performed by the audit committee of our manager. The audit committee of our manager consists of three directors, all of whom are independent directors as defined by the listing standards of the Nasdaq Stock Market. The current members of the audit committee are Thomas V. Reifenheiser (Chairman), Craig S. Mitchell, and Natale S. Ricciardi. The board of directors of our manager has determined that Mr. Reifenheiser meets the SEC definition of an audit committee financial expert.

     The board of directors of our manager has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. This code of ethics has been filed as an exhibit to this annual report.

ITEM 11. EXECUTIVE COMPENSATION

     The executive officers and directors of MCC are compensated exclusively by MCC and do not receive any separate compensation from Mediacom Broadband LLC or Mediacom Broadband Corporation. MCC acts as our manager and in return receives a management fee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Mediacom Broadband Corporation is a wholly-owned subsidiary of Mediacom Broadband LLC. MCC is the sole voting member of Mediacom Broadband. The address of MCC is 100 Crystal Run Road, Middletown, New York 10941.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

     Pursuant to management agreements between MCC and our operating subsidiaries, which commenced on the respective dates of the acquisitions of the AT&T cable systems, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of our gross operating revenues. For the year ended December 31, 2003, MCC received $9.8 million of such management fees.

Other Relationships

     Investment banking firms or their affiliates have in the past engaged in transactions with and performed services for us and our affiliates in the ordinary course of business, including commercial banking, financial advisory and investment banking services. Furthermore, these companies or their affiliates may perform similar services for us and our affiliates in the future. Affiliates of certain of these companies are agents and lenders under our subsidiary credit facility. The Bank of New York, an affiliate of BNY Capital Markets, Inc., acts as trustee for our senior notes.

     On July 18, 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2003, we paid in aggregate $18.0 million in cash dividends on the preferred equity.

     In January, July and December 2003, we paid cash dividends of approximately $4.5 million, in each of these months, to MCC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	2003	2002

Audit fees	$295	$258
Audit-related fees	30	—

Total	$325	$258

     Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q and assistance with and review of documents filed with the Securities and Exchange Commission. Audit-related fees consist of a controls review, and related audit consultation.

     The audit committee of our manager has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(b)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description
2.1	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri) (1)

2.2	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia) (1)

2.3	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois) (1)

2.4	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois) (1)

3.1	Certificate of Formation of Mediacom Broadband LLC (2)

3.2	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC (2)

3.3	Certificate of Incorporation of Mediacom Broadband Corporation (2)

3.4	By-Laws of Mediacom Broadband Corporation (2)

4.1	Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (2)

4.2	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (3)

10.1	Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband Subsidiary Credit Facility (2)

10.2	Amendment No. 1 dated September 12, 2002 between MCC Iowa LLC, MCC Illinois LLC, MCC Georgia LLC, MCC Missouri LLC and JPMorgan Chase Bank, as administrative agent for the lenders (4)

10.3	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC (2)

14.1	Code of Ethics

21.1	Subsidiaries of Mediacom Broadband LLC (2)

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit
Number	Exhibit Description
23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of Arthur Andersen LLP (5)

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

(c)	Financial Statement Schedules

     The following financial statement schedules - Schedule II - Valuation of Qualifying Accounts - are part of this Form 10-K and are on pages 66 and 78.

(d)	Reports on Form 8-K

None.

(1) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(3) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(4) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(5) The consolidated financial statements of Mediacom Broadband LLC and Mediacom Broadband Corporation (the “Registrants”) as of December 31, 2001 and 2000 and for the years then ended included in this Annual Report on Form 10-K which are incorporated by reference into the Registrants’ Registration Statement on Form S-3/A (File Nos. 333-82124-03 and 333-82124-02), have been audited by Arthur Andersen LLP, independent public accountants (“AA”). However, after reasonable efforts, the Registrants have been unable to obtain the written consent of AA with respect to the incorporation by reference of such financial statements in the Registration Statement. Therefore, the Registrants have dispensed with the requirement to file the written consent of AA in reliance upon Rule 437a of the Securities Act of 1933. As a result, you may not be able to recover damages from AA under Section 11 of the Securities Act of 1933, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the aforementioned financial statements of the Registrants which are incorporated in the Registration Statement by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 26, 2004	By:	/s/ Rocco B. Commisso

Rocco B. Commisso
Manager, Chairman and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rocco B. Commisso Rocco B. Commisso	Manager, Chairman and Chief Executive Officer (principal executive officer)	March 26, 2004

/s/ Mark E. Stephan Mark E. Stephan	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 26, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 26, 2004	By:	/s/ Rocco B. Commisso

Rocco B. Commisso
President, Chief Executive
Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rocco B. Commisso Rocco B. Commisso	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2004

/s/ Mark E. Stephan Mark E. Stephan	Treasurer and Secretary (principal financial officer and principal accounting officer)	March 26, 2004