Form 10-Q
period 2006-06-30
MEDIACOM  BROADBAND CORP; MEDIACOM  BROADBAND LLC
filed 2006-08-14
CIK 1161366, 1161364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

☑ Yes        ☐ No

Indicate by check mark whether the Registrants are large accelerated filers, or non-accelerated filers. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filers       ☐ Accelerated filers         ☑ Non-accelerated filers

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,499	$7,142
Accounts receivable, net of allowance for doubtful accounts of $1,586 and $1,842, respectively	37,596	36,205
Prepaid expenses and other assets	41,903	26,613
Total current assets	94,998	69,960

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $454,305 and $405,316, respectively	714,192	718,210
Franchise rights, net of accumulated amortization of $38,752	1,251,361	1,251,361
Goodwill	204,582	204,582
Subscriber lists, net of accumulated amortization of $20,285 and $19,251, respectively	12,838	13,774
Total investment in cable television systems	2,182,973	2,187,927

Other assets, net of accumulated amortization of $6,806 and $7,090, respectively	22,950	27,168

Total assets	$2,300,921	$2,285,055

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities	$121,512	$120,975
Deferred revenue	24,333	22,474
Current portion of long-term debt	454,028	43,858
Total current liabilities	599,873	187,307

Long-term debt, less current portion	1,192,665	1,374,512
Other non-current liabilities	7,130	8,622
Total liabilities	1,799,668	1,570,441

Commitments and contingencies (Note 9)

PREFERRED MEMBERS' INTEREST	150,000	150,000
MEMBERS' EQUITY
Capital contributions	555,511	725,000
Accumulated deficit	(204,258)	(160,386)
Total members' equity	351,253	564,614

Total liabilities, preferred members' interest and members' equity	$2,300,921	$2,285,055

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$169,769	$154,293	$332,596	$303,039

Costs and expenses:
Service costs (exclusive of depreciation and amortization
of $27,286, $28,206, 54,470 and $57,087, respectively, shown below)	66,620	58,669	131,721	116,745
Selling, general and administrative expenses	36,520	34,957	71,724	68,082
Management fee expense	2,948	3,083	5,925	5,979
Depreciation and amortization	27,286	28,206	54,470	57,087

Operating income	36,395	29,378	68,756	55,146

Interest expense, net	(27,846)	(23,404)	(54,864)	(46,853)
Loss on early extinguishment of debt	(2,908)	-	(2,908)	-
Gain (loss) on derivatives, net	420	(916)	362	4,061
Other expense	(1,511)	(1,011)	(2,887)	(2,039)

Net income	$4,550	$4,047	$8,459	$10,315

Dividend to preferred member	4,500	4,500	9,000	9,000

Net income (loss) applicable to member	$50	$(453)	$(541)	$1,315

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,459	$10,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,470	57,087
Gain on derivatives, net	(362)	(4,061)
Loss on early extinguishment of debt	1,908	-
Amortization of deferred financing costs	1,512	1,117
Share-based compensation	488	90
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,391)	(1,956)
Prepaid expenses and other assets	(14,668)	(13,542)
Accrued liabilities	536	8,940
Deferred revenue	1,859	714
Other non-current liabilities	(1,346)	(160)
Net cash flows provided by operating activities	51,465	58,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,441)	(53,352)
Net cash flows used in investing activities	(49,441)	(53,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	894,000	200,750
Repayment of debt	(665,678)	(188,156)
Financing costs	(198)	-
Capital contribution	3,040	-
Dividend payments on preferred members' interest	(9,000)	(9,000)
Return of capital to parent	(172,500)	-
Dividend payments to parent	(43,331)	(10,863)
Net cash flows provided by (used in) financing activities	6,333	(7,269)
Net increase (decrease) in cash and cash equivalents	8,357	(2,077)

CASH AND CASH EQUIVALENTS, beginning of period	7,142	9,130
CASH AND CASH EQUIVALENTS, end of period	$15,499	$7,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$56,988	$45,944

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION

Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.

The Company has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods, except for the adoption of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), as discussed in Note 8. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC.

Mediacom Broadband Corporation (“Broadband Corporation”), a Delaware corporation wholly-owned by Mediacom Broadband, co-issued, jointly and severally with Mediacom Broadband, public debt securities. Broadband Corporation has no operations, revenues or cash flows and has no assets, liabilities or stockholders’ equity on its balance sheet, other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock on its consolidated balance sheets. Therefore, separate financial statements have not been presented for this entity.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended June 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone businesses to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.5 million for the three and six months ended June 30, 2006.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, Amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective as of January 1, 2007 and the Company does not believe that the adoption will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No 140.” SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its Consolidated Financial Condition or results of operations.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):
	June 30,	December 31,
	2006	2005

Cable systems, equipment and subscriber devices	$1,091,280	$1,047,978
Vehicles	34,256	33,908
Buildings and leasehold improvements	24,559	24,487
Furniture, fixtures and office equipment	13,826	12,576
Land and land improvements	4,576	4,577
	1,168,497	1,123,526
Accumulated depreciation	(454,305)	(405,316)
Property, plant and equipment, net	$714,192	$718,210

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in thousands):
	June 30,	December 31,
	2006	2005

Accrued programming costs	$29,594	$32,486
Accrued interest	26,929	29,732
Other accrued expenses	19,524	18,519
Accrued taxes and fees	17,539	16,005
Accrued payroll and benefits	13,304	11,917
Accrued property, plant and equipment	7,593	6,869
Accrued telecommunications costs	7,029	5,447
	$121,512	$120,975

5. DEBT

Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Bank credit facilities	$1,045,250	$816,250
11% senior notes due 2013	400,000	400,000
8 1/2% senior notes due 2015	200,000	200,000
Capital lease obligations	1,443	2,120
	$1,646,693	$1,418,370
Less: current portion	454,028	43,858
Total long-term debt	$1,192,665	$1,374,512

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Credit Facilities

On May 5, 2006, the Company, refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the "Delayed Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014.

On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used as follows: (i) to make a distribution to MCC to allow it to repay $172.5 million of its 5.25% convertible senior notes due July 1, 2006; (ii) to repay amounts outstanding under the revolving credit portion of the Company’s subsidiary credit facility; and (iii) for working capital purposes.

The Company recorded in its consolidated statement of operations for the three and six months ended June 30, 2006 a loss on early extinguishment of debt of $2.9 million, representing $1.0 million of bank fees and the write-off of $1.9 million of unamortized deferred financing costs.

The average interest rates on outstanding debt under the bank credit facility as of June 30, 2006 and 2005, were 6.2% and 5.0%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2006, the Company had unused credit commitments of approximately $617.9 million under its bank credit facility, of which $480.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of June 30, 2006.

As of June 30, 2006, approximately $11.3 million letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

11% Senior Notes

On June 16, 2006, the Company notified the holders of the 11% Notes that they would be redeemed. On July 17, 2006, the Company redeemed all of the outstanding 11% Notes. The redemption price was $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium. The accrued interest paid was $22.2 million. The Company funded the redemption with: (i) a $335.0 million borrowing under the revolving credit portion of its subsidiary credit facility; (ii) a $100.0 million equity contribution from MCC; and (iii) available cash. As of June 30, 2006, after giving effect to the redemption, the Company had unused revolving credit commitments of $282.9 million, of which $145.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements.

Interest Rate Exchange Agreements

The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of June 30, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $400.0 million is fixed at a weighted average rate of approximately 3.4%. In June 2006, the Company entered into forward interest rate exchange agreements that fixed interest rates at a weighted average of approximately 5.3% on $300.0 million of floating rate debt for three years, commencing on September 29, 2006 and December 29, 2006 in the amounts of $100.0 million and $200.0 million, respectively. These have been accounted for on a mark-to-market basis for the three months ended June 30, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $250.0 million, $150.0 million and $300.0 million during the years ended December 31, 2006, 2007 and 2009, respectively.

6. PREFERRED MEMBERS’ INTERESTS

Mediacom LLC, a wholly-owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company as of June 30, 2006. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During the three months ended June 30, 2006 and 2005, the Company paid $4.5 million and $4.5 million, respectively, in cash dividends on the preferred equity. During the six months ended June 30, 2006 and 2005, the Company paid $9.0 million and $9.0 million, respectively, in cash dividends on the preferred equity.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MEMBERS’ EQUITY

On June 29, 2006, MCC made a $3.0 million equity contribution to the Company. On June 29, 2006, the Company made a $172.5 million distribution as a return of capital to MCC that was financed with a drawdown on the revolving credit portion of its subsidiary credit facility and available cash. In addition, the Company paid dividends of $43.3 million to MCC primarily to fund MCC’s common stock repurchase program.

8. SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in the Company’s pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. All share-based payments are in the form of equity securities of MCC.

Under this method, prior periods are not restated and the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption.

Impact of the Adoption of SFAS 123(R)

Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.1 million for the three months ended June 30, 2006 and $0.4 million for the six months ended June 30, 2006. Compensation cost related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.
Total share-based compensation for the three and six months periods ended June 30, 2006, were as follows (amounts in thousands):
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Share-based compensation expense by type of award:
Employee stock options	$ 105	$ 222
Employee stock purchase plan	(13)	110
Restricted stock units	95	156

Total share-based compensation expense	$187	$488

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $1.0 million as of June 30, 2006, which will be recognized over a weighted average period of 1.9 years.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss would have been as follows for the three months ended June 30, 2005 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income as reported	$4,047	$10,315
Add: Total share-based compensation expense
included in net income as reported above	64	90
Deduct: Total share-based compensation expense determined
under fair value based method for all awards	(205)	(477)
Pro forma net income	$3,906	$9,928

Valuation Assumptions

As required by SFAS No. 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three and Six Months Ended		Three and Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	56.0%	45.0%	33.0%	45.0%
Risk free interest rate	4.7%	3.9%	4.8%	3.7%
Expected option life (in years)	4.3	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	-	-

MCC does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of MCC’s Class A common stock. The Company used historical data and other factors to estimate the option life of the share-based payments granted. For the six months ended June 30, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures.

 MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan

In April 2003, MCC’s Board of Directors adopted MCC’s 2003 Incentive Plan, or the “2003 Plan,” which amended and restated MCC’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other share-based awards, in addition to annual incentive awards.

The following table summarizes the activity of the 2003 Plan for the six months ended June 30, 2006:

			Weighted Average
			Remaining
			Contractual
		Weighted Average	Term
	Shares	Exercise Price	(in years)
Outstanding at January 1, 2006	508,425	$10.56
Granted	30,000	5.66
Exercised	-	-
Forfeited	(6,635)	11.96
Expired	-	-
Outstanding at June 30, 2006	531,790	$10.22	6.0

Exercisable at June 30, 2006	351,392	$11.08	6.0

The weighted average fair value at the date of grant of a Class A common stock option granted under the 2003 Plan during the six months ended June 30, 2006 and 2005 was $5.66 and $5.42, respectively.

The following table summarizes information concerning stock options outstanding as of June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
Range of	Number of	Remaining	Weighted	Aggregate	Number of	Remaining	Weighted	Aggregate
Exercise	Shares	Contractual	Average	Intrinsic Value	Shares	Contractual	Average	Intrinsic Value
Prices	Outstanding	Life	Exercise Price	(in thousands)	Outstanding	Life	Exercise Price	(in thousands)
$5.00 - $11.96	531,790	6.0	$10.22	$38	351,392	6.0	$11.08	$6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on MCC's average stock price of $6.11 per share during the six months ended June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

MCC grants restricted stock units (“RSUs”) to certain employees and directors (“participants”) in MCC Class A common stock. Awards of restricted stock units are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behaviors and trends of actual RSU forfeitures and is only recognizing compensation costs for equity awards expected to vest. The intrinsic value of outstanding restricted stock units, based on the MCC’s average stock price of $6.11 per share during the six months ended June 30, 2006, is $1.6 million.

The following table summarizes the activity of MCC’s restricted stock unit awards for the six months ended June 30, 2006:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value
Unvested Awards at January 1, 2006	185,100	$5.48
Granted	94,700	5.72
Awards Vested	(10,025)	5.69
Forfeited	(1,875)	5.70
Unvested Awards at June 30, 2006	267,900	$5.56

Employee Stock Purchase Plan

MCC maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period which expire in March and September of each year. Shares purchased by employees amounted to 65,840 and 60,657 for the six months ended for June 30, 2006 and 2005, respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25 for the six months ended June 30, 2005.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company, its subsidiaries, MCC and other affiliated companies are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

10. SUBSEQUENT EVENTS

On July 12, 2006, MCC made a $100.0 million equity contribution to the Company.

On July 17, 2006, the Company redeemed all of the outstanding 11% Notes. The redemption price was $422.0 million consisting of $400.0 million of principal and $22.0 million of redemption premium, as well as accrued interest of $22.2 million. The Company funded the redemption with: (i) a $335.0 million borrowing under the revolving credit portion of its subsidiary credit facility; (ii) the aforementioned $100.0 million equity contribution from MCC; and (iii) available cash. As of June 30, 2006, after giving effect to the redemption, the Company had unused revolving credit commitments of $282.9 million, of which $145.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the six months ended, June 30, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. Where our phone service is available, we offer triple play bundles of video, HSD, and voice. Bundled products and services offer our subscribers a single provider contact for provisioning, billing and customer care.

As of June 30, 2006, our cable systems passed an estimated 1.5 million homes and served 756,000 basic video subscribers. We provide digital video services to 286,200 customers, representing a penetration of 37.9% of our basic subscribers. We also currently provide HSD to 285,000 customers, representing a penetration of 19.5% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and marketed and provided service to 1.3 million estimated homes passed and 49,000 customers, respectively, as of June 30, 2006.

Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) noted below represents operating income before depreciation and amortization and non-cash share-based compensation charges. Adjusted OIBDA is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare our performance with other companies in our business, although our measure may not be directly comparable to similar measures used by other companies. In addition, our debt agreements use Adjusted OIBDA in their covenant calculations.

Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash, share-based compensation charges. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Note 8 of our financial statements for more information on non-cash, share-based compensation costs.

Actual Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

The following table sets forth the unaudited consolidated statements of operations for the three months ended June 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Revenues	$169,769	$154,293	$15,476	10.0%

Costs and expenses:
Service costs	66,620	58,669	7,951	13.6%
Selling, general and administrative expenses	36,520	34,957	1,563	4.5%
Management fee expense	2,948	3,083	(135)	(4.4%)
Depreciation and amortization	27,286	28,206	(920)	(3.3%)
Operating income	36,395	29,378	7,017	23.9%

Interest expense, net	(27,846)	(23,404)	(4,442)	19.0%
Loss on early extinguishment of debt	(2,908)	-	(2,908)	NM
Gain (loss) on derivatives, net	420	(916)	1,336	NM
Other expense	(1,511)	(1,011)	(500)	49.5%
Net income	$4,550	$4,047	$503	12.4%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM ):

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$63,868	$57,648	$6,220	10.8%
Non-cash, share-based compensation charges	(187)	(64)	(123)	NM
Depreciation and amortization	(27,286)	(28,206)	920	(3.3%)
Operating income	$36,395	$29,378	$7,017	23.9%

Revenues

The following table sets forth revenues and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
Video	$122,584	$117,618	$4,966	4.2%
Data	31,951	26,612	5,339	20.1%
Phone	4,418	-	4,418	NM
Advertising	10,816	10,063	753	7.5%
	$169,769	$154,293	$15,476	10.0%

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	756,000	776,000	(20,000)	(2.6%)
Data customers	285,000	235,000	50,000	21.3%
Phone customers	49,000	-	49,000	NM
Average monthly video revenue per basic subscriber (1)	$53.49	$50.15	$3.34	6.7%
Average monthly data revenue per data customer (2)	$37.70	$38.48	$(0.78)	(2.0%)

(1) Average monthly video revenue per basic subscriber is calculated based on average monthly video revenue divided by the average number of basic subscribers for the quarter.
(2) Average monthly data revenue per data customer is calculated based on average monthly data revenue divided by the average number of data customers for the quarter.

Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection, and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category. Phone revenues represent monthly fees charged to our customers for our phone service. Advertising revenues represent the sale of advertising time on various channels.

Revenues rose 10.0%, largely attributable to growth in our data and phone customers and higher video rates and service fees. As of June 30, 2006, and within a year of the launch of our phone service, we were marketing this new product to about 90% of the estimated homes in our markets.

Video revenues increased 4.2% as a result of basic rate increases applied on our video subscribers and higher service fees from our advanced video products and services. Average monthly video revenue increased 6.7% per basic subscriber. During the three months ended June 30, 2006, we lost 15,800 subscribers, compared to a loss of 11,500 during the same period last year. Digital customers increased 20,000 to 286,200 when compared to the same period last year.

Data revenues rose 20.1%, primarily due to a 21.3% year-over-year increase in data customers. Average monthly data revenue per data customer of $37.67 decreased 2.0% from the prior year period as a result of promotional offers during 2005, but increased 0.78% sequentially from $37.42 in the first quarter of 2006 due to the expiration of these promotions.

As of June 30, 2006, Mediacom Phone was marketed to approximately 1.3 million of our 1.46 million estimated homes passed and served 49,000 customers. Phone revenues grew 52.2% from the previous quarter to $4.4 million.

Advertising revenues increased 7.5%, largely as a result of stronger local advertising sales.

Costs and Expenses

Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.

Service costs rose 13.6%, primarily due to increases in programming and employee expenses and customer growth in phone and HSD services. Programming expense, the largest component of service costs, increased 76.0%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 49.2% commensurate with the significant increase inof customers. Personnel costs grew by 28.0%, due largely to lower capitalization related to customer installation activity expenses. Service costs as a percentage of revenues were 39.2% and 38.0% for the three months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes;  marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.

Selling, general and administrative expenses rose 4.5%, principally due to higher taxes and fees and office expenses, offset in part by decreases in bad debt expense and marketing costs. Taxes and other fees increased by 19.3% due primarily to higher property taxes and franchise fees. Office expenses were higher by 36.3% largely due to increases in telephone costs. These increases were offset in part by an 18.02% reduction in bad debt expense primarily as a result of a change in estimate in our video, data and phone business to better reflect historical collection experience and a decline in marketing costs as a result of reduced contracted third party sales and lower sales commissions. Selling, general and administrative expenses as a percentage of revenues were 21.5% and 22.7% for the three months ended June 30, 2006 and 2005, respectively.

We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Management fee expense reflects charges incurred under out management arrangements with our parent, MCC. Management fee expense decreased 4.4%, reflecting lower overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.7% and 2.0% for the three months ended June 30, 2006 and 2005, respectively.

Adjusted OIBDA

Adjusted OIBDA rose 10.8%, principally due to revenue growth, partially offset by higher costs and expenses.

Operating Income

Operating income grew 23.9%, largely due to growth in Adjusted OIBDA and a modest decline in depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 19.0%, primarily due to higher market interest rates on variable rate debt.

Gain (loss) on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2006 we had interest rate swaps with an aggregate principal amount of $400.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $0.4 million for the three months ended June 30, 2006 compared to a loss of $0.9 million for the three months ended June 30, 2005.

Other

Other includes other expense and loss on early extinguishment of debt. Other totaled $4.4 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. Other primarily represents amortization of deferred financing costs, fees on unused credit commitments and the write-off of deferred financing costs related to term loans that we refinanced during each period.

Net Income

As a result of the factors described above, we recognized net income for the three months ended June 30, 2006 of $4.6 million, as compared to net income of $4.0 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

The following table sets forth the unaudited consolidated statements of operations for the six months ended June 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Revenues	$332,596	$303,039	$29,557	9.8%

Costs and expenses:
Service costs	131,721	116,745	14,976	12.8%
Selling, general and administrative expenses	71,724	68,082	3,642	5.3%
Management fee expense	5,925	5,979	(54)	(0.9%)
Depreciation and amortization	54,470	57,087	(2,617)	(4.6%)
Operating income	68,756	55,146	13,610	24.7%

Interest expense, net	(54,864)	(46,853)	(8,011)	17.1%
Loss on early extinguishment of debt	(2,908)	-
Gain on derivatives, net	362	4,061	(3,699)	NM
Other expense	(2,887)	(2,039)	(848)	41.6%
Net income	$8,459	$10,315	$(1,856)	(18.0%)

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM ):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$123,714	$112,323	$11,391	10.1%
Non-cash, share-based compensation charges	(488)	(90)	(398)	NM
Depreciation and amortization	(54,470)	(57,087)	2,617	(4.6%)
Operating income	$68,756	$55,146	$13,610	24.7%

Revenues

The following table sets forth revenues and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Video	$242,621	$232,620	$10,001	4.3%
Data	62,598	51,809	10,789	20.8%
Phone	7,320	-	7,320	NM
Advertising	20,057	18,610	1,447	7.8%
	$332,596	$303,039	$29,557	9.8%

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
Basic subscribers	756,000	776,000	(20,000)	(2.6%)
Data customers	285,000	235,000	50,000	21.3%
Phone customers	49,000	-	49,000	NM
Average monthly video revenue per basic subscriber (1)	$52.65	$49.49	$3.16	6.4%
Average monthly data revenue per data customer (2)	$37.56	$38.73	$(1.17)	(3.0%)

(1) Average monthly video revenue per basic subscriber is calculated based on average monthly video revenue divided by the average number of basic subscribers for the period.
(2) Average monthly data revenue per data customer is calculated based on average monthly data revenue divided by the average number of data customers for the period.

Revenues rose 9.8%, largely attributable to growth in our data and phone customers and higher video rates and service fees. As of June 30, 2006, and within a year of the launch of our phone service, we were marketing this new product to nearly 90% of the estimated homes in our markets.

Video revenues increased 4.3% as a result of basic rate increases applied on our video subscribers and higher service fees from our advanced video products and services. Average monthly video revenue per basic subscriber increased 6.4%.

Data revenues rose 20.8%, primarily due to a 21.3% year-over-year increase in data customers. Average monthly data revenue per data customer of $37.55 decreased 2.4% from the prior year period largely as a result of promotional efforts during 2005.

Phone revenues were $7.3 million for the six months ended June 30, 2006.

Advertising revenues increased 7.8%, largely as a result of stronger local advertising sales.

Costs and Expenses

Service costs rose 12.8%, primarily due to increases in programming and employee expenses and customer growth in our phone and HSD services. Programming expense, the largest component of service costs, increased 8.1%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 48.0% commensurate with the significant increase of customers. Personnel costs rose by 18.1%, due largely to higher employee-related insurance expenses, higher staffing levels and lower capitalization related to customer installation activity. Service costs as a percentage of revenues were 39.6% and 38.5% for the six months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses rose 5.3%, principally due to higher taxes and fees and employee expenses, offset in part by a significant decrease in marketing and bad debt expenses. Taxes and fees increased by 19.4% due principally to higher property taxes and franchise fees. Employee costs rose by 7.6% due primarily to increased staffing levels in our customer supportservice workforce. These increases were offset in part by lower marketing costs due primarily to reduced third party contract sales, an 11.7% decline in bad debt expense primarily as a result of a change in estimate in our video, data and phone business to better reflect historical collection experience, and lower sales commissions. Selling, general and administrative expenses as a percentage of revenues were 21.6% and 22.5% for the six months ended June 30, 2006 and 2005, respectively.

We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Management fee expense decreased 0.9%, reflecting lower overhead charged by MCC. As a percentage of revenues, management fee expense was 1.8% and 2.0% for the six months ended June 30, 2006 and 2005, respectively.

Adjusted OIBDA

Adjusted OIBDA rose 10.1%, principally due to revenue growth, partially offset by higher costs and expenses.

Operating Income

Operating income grew 24.7%, largely due to growth in Adjusted OIBDA and only a modest decline in depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 17.1%, primarily due to higher market interest rates on variable rate debt.

Gain on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2006 we had interest rate swaps with an aggregate principal amount of $400.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $0.4 million for the six months ended June 30, 2006 compared to a gain of $4.1 million for the six months ended June 30, 2005.

Other

Other includes other expense and loss on early extinguishment of debt. Other totaled $5.8 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively. Other primarily represents amortization of deferred financing costs, fees on unused credit commitments and the write-off of deferred financing costs related to term loans that we refinanced during each period.

Net Income

As a result of the factors described above, we recognized net income for the six months ended June 30, 2006 of $8.5 million, as compared to net income of $10.3 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

Overview

We have invested, and will continue to invest, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending has recently shifted away from network upgrade investments to the deployment of advanced services. We also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing.

As of June 30, 2006, our total debt was $1.65 billion. During the three months ended June 30, 2006, we paid cash interest of $57.0 million, net of capitalized interest. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes. As of June 30, 2006, we had unused revolving credit commitments of $617.9 million, of which $480.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

Of our total debt outstanding as of June 30, 2006, $454.0 million matures within the next twelve months and substantially consists of $400.0 million of 11% senior notes due July 17, 2006 (the “11% Notes”). The 11% Notes were redeemed on July 17, 2006 with a redemption price of $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium as well as accrued interest of $22.2 million. We funded the redemption with a $335.0 drawdown on the revolving credit portion of our subsidiary credit facility, a $100.0 million equity contribution from MCC and available cash. As of June 30, 2006, after giving effect to the redemption, we had unused revolving credit commitments of $282.9 million, of which $145.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

For all periods through June 30, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect to continue generating and obtaining sufficient funds and financing to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise.

Operating Activities

Net cash flows provided by operating activities were $51.5 million for the six months ended June 30, 2006, as compared to $58.5 million for the comparable period last year. The change of $7.0 million is primarily due to an increase in cash paid for interest and working capital, offset in part by higher operating income.

During the six months ended June 30, 2006, the net change in operating assets and liabilities was $15.0 million, primarily due to an increase in our prepaid expenses and other assets of $14.7 million, partially offset by an increase in our deferred revenue of $1.9 million.

Investing Activities

Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $49.4 million for the six months ended June 30, 2006, as compared to $53.4 million for the six months ended June 30, 2005. Capital expenditures of $49.4 million for the six months ended June 30, 2006, decreased $4.0 million from the six months ended June 30, 2005, primarily due to lower spending on customer premise equipment.

Financing Activities

Net cash flows provided by financing activities were $6.3 million for the six months ended June 30, 2006, as compared to net cash flows used in financing activities of $7.3 million for the comparable period in 2005, largely due to approximately $228.3 million of net bank financing, offset in part by approximately $224.8 million of dividends to MCC.

Our principal financing activities included the following:

•
On May 5, 2006, we refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan that it replaced had a maturity of February 2013.

•
On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used: (i) to make a distribution to MCC to allow it to repay $172.5 million of its 5.25% convertible senior notes due July 1, 2006;  (ii) to repay amounts outstanding under the revolving credit portion of our subsidiary credit facility; and (iii) for working capital purposes.

•	We made distributions to MCC of $43.3 million primarily to fund its Board-authorized share repurchase program during the six months ended June 30, 2006.

Other

We have entered into interest rate exchange agreements with counterparties, which expire from July 2006 through March 2007, to hedge $400.0 million of floating rate debt. In addition, in June 2006, we entered into forward interest rate exchange agreements that fix interest rates at 5.3% on $300.0 million of our floating rate debt for three years. These forward interest rate exchange agreements commence on September 29, 2006 and December 29, 2006 in the amounts of $100.0 million and $200.0 million, respectively, and have been accounted for on a mark-to-market basis for the three months ended June 30, 2006. Our interest rate exchange agreements are scheduled to expire in the amounts of $250.0 million, $150.0 million and $300.0 million during the years ended December 31, 2006, 2007 and 2009, respectively.

As of June 30, 2006, approximately $11.3 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

Share-based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

The management of Mediacom Broadband LLC (“Mediacom Broadband”) carried out an evaluation, with the participation of the Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Mediacom Broadband’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

Mediacom Broadband Corporation

The management of Mediacom Broadband Corporation carried out an evaluation, with the participation of the Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Mediacom Broadband in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to our consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2005 Form 10-K.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MEDIACOM BROADBAND LLC

August 14, 2006	By:	/s/ Mark E. Stephan Mark E. Stephan Executive Vice President and Chief Financial Officer

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MEDIACOM BROADBAND CORPORATION

August 14, 2006	By:	/s/ Mark E. Stephan Mark E. Stephan Executive Vice President and Chief Financial Officer