Form 10-K
period 2006-12-31
MEDIACOM  BROADBAND CORP; MEDIACOM  BROADBAND LLC
filed 2007-03-27
CIK 1161366, 1161364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the Registrants are not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☑ No ☐

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Note: As a voluntary filer, not subject to the filing requirements, the Registrants have filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

Indicate by check mark whether the Registrants are a large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated     ☐ Accelerated filers     ☑ Non-Accelerated filers

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

State the aggregate market value of the common equity held by non-affiliates of the Registrants: Not Applicable

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Broadband Corporation meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC

2006 FORM 10-K ANNUAL REPORT

Mediacom Broadband LLC is a Delaware limited liability company and a wholly-owned subsidiary of Mediacom Communications Corporation, a Delaware corporation. Mediacom Broadband Corporation is as a Delaware corporation and a wholly-owned subsidiary of Mediacom Broadband LLC. Mediacom Broadband Corporation was formed for the sole purpose of acting as co-issuer with Mediacom Broadband LLC of debt securities and does not conduct operations of its own.

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

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1.	BUSINESS

Our Manager

We are a wholly-owned subsidiary of Mediacom Communications Corporation, who is also our manager. Mediacom Communications is the nation’s eighth largest cable television company based on customers served and among the leading cable operators focused on serving the smaller cities and towns in the United States. As of December 31, 2006, our manager’s cable systems, which are owned and operated through our operating subsidiaries and those of Mediacom LLC, passed an estimated 2.8 million homes and served approximately 1.38 million basic subscribers and 2.59 million revenue generating units (“RGUs”). Mediacom LLC is also a wholly-owned subsidiary of our manager. A basic subscriber is a customer who purchases one or more video services. RGUs represent the sum of basic subscribers and digital, high-speed data (“HSD”) and phone customers. Our manager is a publicly-owned company whose Class A common stock is listed on The Nasdaq Global Select Market under the symbol “MCCC.”

Our manager’s principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our manager’s telephone number at that address is (845) 695-2600. Our manager’s website is located at www.mediacomcc.com. The information on our manager’s website is not part of this Annual Report.

Mediacom Broadband LLC

As of December 31, 2006, we served approximately 751,000 basic subscribers, 304,000 digital customers, 320,000 HSD customers, and 71,000 phone customers, totaling 1.45 million RGUs. Through our interactive broadband network, we provide customers with a wide array of products and services, including: analog and digital video services; advanced video services, such as video-on-demand (“VOD”), high-definition television (“HD” or “HDTV”) and digital video recorders (“DVR”); HSD, also known as high-speed Internet access or cable modem service; and phone service. We provide the triple play bundle of advanced video services, HSD and phone to 92% of the estimated homes our network passes.

Industry

The cable industry operates in a highly competitive and rapidly changing environment. Over the last ten years, the industry has invested in interactive fiber optic networks, boosting network capacity, capability and reliability and allowing it to introduce a compelling basket of new and advanced services to consumers. This has resulted in greater consumer choice and convenience in video programming, with services such as VOD, DVRs, and HDTV; dramatically higher speeds that have enhanced the HSD product; and a new product in voice over internet protocol (“VoIP”) phone service. Today, the cable industry can provide the triple play of video, HSD, and phone over a single communications platform, a significant advantage over competitors. As demand for these advanced services continues on its expected growth trajectory, we believe that the cable industry is better positioned than competing industries to widely offer this bundle of advanced services.

Our primary competitors in video programming distribution are direct broadcast satellite (“DBS”) providers. They generally do not provide interactive data or phone service. Instead, they generally rely today on partnerships with mainly telephone companies to create an artificially bundled offering.

Our primary competitors in phone service are incumbent telephone companies. Some are building new fiber-to-the-node (“FTTN”) or fiber-to-the-home (“FTTH”) networks in an attempt to offer customers a product bundle comparable to that offered today by cable companies, but we believe that these advanced service offerings will not be broadly available in our markets for a number of years. They do not generally provide a widely available video product in our markets using their own networks, but instead have marketing agreements with DBS providers under which DBS service is bundled with their phone and data services. Meanwhile, we expect the cable industry will benefit from its bundled offerings of products and services while continuing to innovate and introduce new services.

Business Strategy

We intend to capitalize on our advanced cable network’s technology to become the leading single-source provider of advanced video, data and voice products and services within our market areas. Offering multiple products in bundled packages will allow us to deepen relationships with our existing customers, attract new customers and further diversify our revenue streams.

Advanced Cable Network

We have made investments over the past several years to upgrade our cable network so that today we can provide the latest in broadband products and services, improve our competitive position and increase overall customer satisfaction. Our network architecture is engineered to accommodate enhancements in capacity and performance without extensive upgrades. We believe that over the long-term, our network, with continuing investments, will allow us to remain competitive as we roll out new and enhanced services.

Expanding Reach and Enhancing Quality of Products and Services

We continue to expand the availability and enhance the quality of our advanced video services. We now offer VOD and HDTV to 96% and 99% of our digital customers, respectively. In the past three years, we have increased the download speed of our flagship HSD product, which we refer to as Mediacom Online, by more than five times. In the second half of 2005, we launched our phone service, which we refer to as Mediacom Phone, and by year-end 2006, we were marketing this new product to 92% of the estimated homes in our markets.

Bundling of Broadband Products and Services

We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. Our customers can also realize greater value through bundle discounts as they obtain additional products and services from us. We currently offer the “ViP” triple play bundle of video, HSD and phone to approximately 1.35 million of our 1.47 million estimated homes passed. “ViP” is our branding of the triple play and stands for Video, Internet and Phone.

As of year end 2006, 78% of our phone customers were taking the “ViP” bundle. Approximately 37% of our customers purchase more than one of our video, data and phone services. Our ability to deliver a bundle of products and services to customers increases revenue per customer and improves customer retention.

Customer Care

Attaining higher levels of customer satisfaction through quality service is critical to our success in the increasingly competitive environment we face today. To enhance customers’ experience and realize operating efficiencies, we continue to invest in the training of customer care personnel and in call center technology and field workforce management. Our investments improve customers’ experiences by reducing customer service call wait time, enhancing e-Care self-service options on the Internet, and providing on-time guarantees for customer appointments.

Local Community Presence

Our local community presence helps make us more responsive to our customers’ needs and gives us greater awareness of changes in competition. We continue to build good relationships with our communities by providing local event programming and by participating in a wide range of local educational and community service initiatives.

Products and Services

Video

With HDTV sets becoming increasingly commonplace in consumer households, along with the growing variety of programming content accessible in various forms like VOD and HDTV and through the use of DVRs, consumer demand for advanced video services is growing.

We continue to receive a majority of our revenues from video subscription services but our reliance on video services has been declining for the past several years, primarily because of contributions from HSD and, more recently, our phone business. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. We design our channel line-ups for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Following is selected information regarding our video services.

Basic Service.  Our basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

Expanded Basic Service.  Our expanded basic service includes, for an additional monthly fee, various satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

As of December 31, 2006, we had 751,000 basic subscribers, representing a 50.9% penetration of estimated homes passed.

Digital Video Service.  Customers who subscribe to our digital video service receive up to 230 digital channels. We currently offer several programming packages that include digital basic channels, multichannel premium services, sports channels, digital music channels, an interactive on-screen program guide and VOD. Customers pay a monthly fee for digital video service, which varies according to the level of service and the number of digital converters in the home. A digital converter or cable card is required to receive our digital video service.

As of December 31, 2006, we had 304,000 digital customers, representing a 40.5% penetration of basic subscribers.

Pay-Per-View Service.  Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis.

Video-On-Demand.  Mediacom On Demand provides on-demand access to over 1,300 hours of movies, special events and general interest titles. Our customers enjoy full functionality, including the ability to pause, rewind and fast forward selected programming. Mediacom On Demand service offers free special interest programming, subscription-based VOD (“SVOD”) premium packages, such as Starz!, Showtime or HBO, and movies and other programming that can be ordered on a pay-per-view basis. We currently offer this service to 96% of our digital customers. DBS providers are unable to offer a similar product to customers, which gives Mediacom a significant advantage in the market for advanced digital video services.

High-Definition Television.  HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display. This service offers programming available in high-definition from local broadcast stations and from HD services such as: ESPN, Discovery, HDNet, INHD and Universal. Our HDTV service is available in most of our markets where we offer up to 17 HDTV channels. We currently offer this service to 99% of our digital customers.

Digital Video Recorders.  We provide our customers with HDTV-capable digital converters that have video recording capability, allowing them to:

•	Pre-schedule the DVR to record programming and view the recorded programming later;

•	Watch, pause, fast-forward or rewind pre-recorded programs;

•	Record one show while watching another;

•	Record two television programs simultaneously; and

•	Record up to approximately 80 hours of digital programs or approximately 25 hours of HDTV.

HDTV and DVR services require the use of an advanced digital converter for which we charge a monthly fee.

Mediacom Online

Mediacom Online offers to consumers packages of cable modem-based services with varied speeds and competitive prices. These services include our interactive portal, which provides multiple e-mail addresses, personal webspace, and local community content. Over the past three years, we have increased the download speeds of our flagship product by more than five times, making it the fastest broadband product in substantially all of our markets. We summarize our HSD services as follows:

•	Our flagship residential data service offers maximum download and upload speeds of 8Mbps and 256Kbps, respectively.

•	For our “ViP” triple play customers, the maximum download and upload speeds are 10Mbps and 1Mbps, respectively.

•	Our premium Internet service, Mediacom OnlineMax, has maximum download and upload speeds of 15Mbps and 1Mbps and includes premium content such as americangreetings.com, Britannica Online, Disney Connection, ESPN 360 and MLB Gameday.

As of December 31, 2006, we had 320,000 high-speed data customers, representing a 21.7% penetration of estimated homes passed.

Mediacom Phone

In the second half of 2005, we launched Mediacom Phone across several of our markets, and by year-end 2006, we were marketing phone service to 92% of our 1.47 million estimated homes passed. 78% of our phone customers take the “ViP” triple play of video, internet and phone, and 21% take either video or HSD in addition to phone.

Mediacom Phone offers our customers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada, any time of the day or night, for a flat monthly rate. Discount pricing is available when Mediacom Phone is combined with our other services. International calling is also available at competitive rates. Mediacom Phone includes popular calling features, such as:

•	Voice mail;

•	Caller ID with name and number;

•	Call waiting;

•	Three-way calling; and

•	Enhanced Emergency 911 dialing

Our phone customers may keep their existing phone number where local number portability is supported and use existing phones, jacks, outlets and in-home wiring.

Mediacom Phone is delivered over the same network that carries our advanced video services and Mediacom Online. Key advantages of VoIP over traditional circuit-switched telephony include lower operating and capital costs and new advanced features that traditional circuit-switch telephony cannot provide. Customers receive a voice-enabled cable modem that digitizes voice signals and routes them as data packets, using IP technology, via our controlled broadband cable systems. Calls made to destinations outside of our systems are routed to the traditional public switched telephone network. Unlike Internet phone providers, such as Vonage, which utilize the Internet to transport telephone calls, Mediacom Phone uses our own controlled network along with the public switched telephone network to route calls. We believe this approach enables us to better oversee and maintain call and service quality, thereby providing a better overall customer experience.

As of December 31, 2006, we had 71,000 phone customers, representing a 5.3% penetration of estimated marketable phone homes passed.

Mediacom Business Services

Through our network technology, we also provide a range of advanced data services for the commercial market. For small and medium-sized businesses, we offer several packages of high-speed data services that include business e-mail, webspace storage and several IP address options. Using our fiber-rich regional networks, we also offer customized Internet access and data transport solutions for large businesses, including the vertical markets of healthcare, financial services and education. Our services for large business are scalable and competitively priced and are designed to create point-to-point and point to multi-point networks offering dedicated Internet access and transparent local area networks.

We believe that our existing cable infrastructure and experience with residential telephony will allow us to expand voice services to businesses starting in the second half of 2007. Our Mediacom Business Services group plans to target small and medium-sized businesses with a bundled package of high-speed data and feature-rich telephony services, including up to four lines per customer. Initial marketing will focus on our existing commercial HSD customers, and then extend to other small and medium-sized businesses in our markets.

Advertising

We generate revenues from the sale of advertising time on up to 44 satellite-delivered channels such as CNN, Lifetime, Discovery, ESPN, TBS and USA. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements with other cable operators to jointly sell local advertising, simplifying our prospective clients’ purchase of local advertising and expanding the reach of advertising they purchase. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us. Additionally, national and regional interconnect agreements have been negotiated with other cable system operators to simplify the purchase of advertising time of our clients.

We are currently exploring various means by which we could utilize advanced services such as VOD to increase advertising revenues. In 2006, we launched SmartShop, an advertising-supported VOD service that provides advertisers with a way to reach customers interested in viewing infomercials and local advertising. Video-enabled banner advertising allows customers to click through banner ads on our interactive guide to get to long-form VOD segments. Using our VOD platform to supply the long form advertisements allows advertisers to anonymously track aggregate viewing data.

Marketing and Sales

We employ a wide range of sales channels to reach our customers, including outbound telemarketing and door-to-door sales. We use inbound telemarketing, our web site and advertising on our cable systems to increase awareness of the products and services we offer. Another important part of our strategy is the use of promotional offers, at times in partnership with programmers. Direct sales channels have also been established in local and national retail stores, where DBS providers have a strong presence.

To demonstrate our customer-centered focus, we utilize the branding “ViP” to market our triple play bundle. We have enhanced our “ViP” offering with “ViP Extra,” a loyalty program rewarding customers for subscribing to the triple play with digital video service, including free VOD services and faster HSD speeds.

Description of Our Cable Systems

Overview

The following table provides an overview of selected operating and cable network data for our cable systems for the years ended:

	2006	2005	2004	2003	2002

Operating Data:
Core Video
Estimated homes passed(1)	1,474,000	1,460,000	1,456,000	1,472,500	1,463,000
Basic subscribers(2)	751,000	773,000	783,000	819,300	840,000
Basic penetration(3)	50.9%	52.9%	53.8%	55.6%	57.4%
Digital Cable
Digital customers(4)	304,000	289,000	236,000	231,600	238,000
Digital penetration(5)	40.5%	37.4%	30.1%	28.3%	28.3%
High Speed Data
HSD customers(6)	320,000	266,000	205,000	157,800	110,000
HSD penetration(7)	21.7%	18.2%	14.1%	10.7%	7.5%
Phone
Estimated marketable phone homes(8)	1,350,000	1,200,000	—	—	—
Phone customers(9)	71,000	17,500	—	—	—
Revenue Generating Units(10)	1,446,000	1,345,500	1,224,000	1,208,700	1,188,000
Cable Network Data:
Miles of cable distribution plant	19,785	19,700	19,500	19,750	19,500
Density(11)	75	74	75	75	75

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for our other services. Customers who exclusively purchase high-speed Internet and/or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving digital video services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 10Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Our HSD customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total HSD customers as a percentage of estimated homes passed.

(8)	Represents estimated number of homes that we market phone service.

(9)	Represents customers receiving phone service.

(10)	Represents the sum of basic subscribers and digital, HSD and phone customers.

(11)	Represents estimated homes passed divided by miles of plant.

Technology Overview

A central feature of our cable network is its hybrid fiber-optic coaxial (“HFC”) architecture. We believe that HFC architecture provides high capacity and reliability, which enables us to deliver high quality, interactive video and broadband services. We deliver our signals from central points known as headends and sub-points called hubs via fiber-optic cable to individual nodes serving an average of 325 homes. Coaxial cable is then connected from each node to the individual homes we serve. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands “dark” or inactive.

To continue the delivery of new services to our customers, we anticipate the need to increase the bandwidth capacity in most of our systems over the next several years. HFC architecture is engineered to accommodate new and existing bandwidth management initiatives that provide increased capacity and performance without extensive upgrades. Activating dark fiber at the node, known as node splitting, is one method we deploy to create additional network capacity so that we can accommodate increasing customer penetration of HSD and phone. We also use optical technology on our fiber network that allows for economical and efficient bandwidth increases. In the future we will deploy switched digital video, which will free up significant capacity for new and enhanced services by transmitting only those channels that are being viewed by customers at any given time. By maximizing the capabilities of our HFC network, we can create capacity for other uses such as significantly more HDTV channels and faster broadband speeds for our HSD customers.

As of December 31, 2006, 99% of our cable network had greater than 550 megahertz (“MHz”) capacity; 1% had Standard 550MHz capacity. In 2007, we plan to upgrade a portion of our remaining 550MHz cable systems to 870MHz. MHz is a measure used to quantify bandwidth or the capacity to convey telecommunication services.

As of December 31, 2006, our cable systems were operated from 19 headend facilities. These regional networks also have excess fiber-optic capacity to accommodate more capacity usage. Our ability to reach a greater number of our markets from a central location also makes it more efficient, in terms of capital investment, to introduce new and advanced services. We also overlaid on our regional networks the first segments of a video transport system, serving 96% of our video subscriber base. This system permits us to more efficiently manage video services like VOD from fewer locations and serves as the foundation for our digital simulcast initiative and our ultimate transition to an all-digital network.

Programming Supply

We have various fixed-term contracts to obtain programming for our cable systems from programming suppliers whose compensation is typically based on a fixed monthly fee per customer. We negotiate programming contract renewals through a programming cooperative of which we are a member. We attempt to secure longer-term programming contracts, which may include marketing support and other incentives from programming suppliers.

We also have various retransmission consent arrangements with commercial affiliated broadcast stations, which generally expire in December 2008. In some cases, retransmission consent has been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners. In other cases, retransmission consent has been contingent on our purchase of advertising time or other kinds of cash payments.

We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports programming, well in excess of the inflation rate or the change in the consumer price index. Our programming costs will continue to rise in the future due to increased costs to purchase programming, including the cost to secure retransmission consent.

Customer Care

Providing superior customer care can help us to improve customer satisfaction, reduce churn and increase the penetration of advanced services. In an increasingly competitive environment, we clearly understand the strategic importance of customer service enhancement and continue to invest in both the hiring and training of our workforce and technologies that will enhance the customer experience.

Three regional virtual contact centers, staffed with dedicated customer service and technical support representatives, are available to respond to customer inquiries on all product lines, including high-speed data and phone, 24 hours a day, seven days a week. The regional structure allows us to effectively manage and leverage resources, reduce answer times to customer calls through call-routing, and operate in a more cost-efficient manner.

We benefit from locally-based service technicians who are given incentives to promote additional services to customers. In 2006, we launched a mobile field workforce management tool, whereby field technicians’ work is scheduled and routed more efficiently, work status is accounted for seamlessly, and HSD and phone products are provisioned with hand held units. We have also designed and developed a scheduling management tool for call center operations that is planned for full deployment in early 2007. This will give us the ability to schedule and manage resources in an optimal fashion for both customer satisfaction and cost control purposes. We are also expanding the capabilities of our web-based customer service platform, e-Care, to allow customers to order products via the Internet, in addition to managing their payments.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe that our local involvement strengthens the awareness of our brand and demonstrates our commitment to our communities. We support local charities and community causes in various ways, including events and campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides more than 1,400 schools with free video service and more than 200 schools with free high-speed Internet service. We provide free cable television service to over 1,200 government buildings, libraries and not-for-profit hospitals in our franchise areas.

We also develop and provide exclusive local programming to our communities, a service not offered by direct broadcast satellite providers, our primary competition in the video business. Several of our cable systems have production facilities to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We believe increasing our emphasis on local programming builds customer loyalty.

Franchises

Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, or Communications Act, as amended.

As of December 31, 2006, we held 380 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

Substantially all of our cable systems require a franchise to operate. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2006.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers

2007 through 2010	209	55.0%	442,200	58.9%
2011 and thereafter	171	45.0%	308,800	41.1%

Total	380	100.0%	751,000	100.0%

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

Competition

We face intense competition from various communications and entertainment providers, principally DBS providers and certain regional and local telephone companies, many of whom have greater resources than we do. We operate in an industry that is subject to rapid and significant changes and developments in the marketplace, in technology and in the regulatory and legislative environment. We are unable to predict the effects, if any, of such future changes or developments on our business.

Video

Direct Broadcast Satellite Providers

DBS providers, principally DIRECTV, Inc. (“DirecTV”) and Echostar Communications Corporation (“Echostar”), are the cable industry’s most significant video competitors, having grown their customer base rapidly over the past several years. They now serve more than 28 million customers nationwide, according to publicly available information. In December 2006, Liberty Media Corporation (“Liberty”), a holding company that owns a broad range of communications, programming, and retailing businesses and investments, entered into a definitive agreement to acquire a controlling interest in DirecTV, which may alter this DBS provider’s competitive position.

Our ability to compete with DBS service depends, in part, on the programming available to them and us for distribution. DirecTV and Echostar now offer more than 250 video channels of programming, much of it substantially similar to our video offerings. Federal laws passed in 1999 permit DBS providers to retransmit local broadcast channels to their customers, eliminating a significant advantage we had over DBS service. DirecTV also has exclusive arrangements with the National Football League (“NFL”) and Major League Baseball (“MLB”) to offer programming we cannot offer.

In late 2005, DBS providers began to offer local HD broadcast signals of the four primary broadcast networks in certain major metropolitan markets across the U.S. They have stated their plans to expand this offering of local HD signals broadcast in markets representing up to 75% of U.S. TV households sometime in the near future. DirecTV has also stated that it will be able to provide significantly more HD channels of national programming in 2007.

DBS service has technological limitations because of its limited two-way interactivity, restricting DBS providers’ ability to compete in interactive video, HSD and voice services. In contrast, our broadband network has full two-way interactivity, giving us a single platform that is capable of delivering true VOD and SVOD services, as well as HSD and phone services.

DBS providers are seeking to expand their services to include, among other things, a competitive high-speed data service, and have active marketing agreements under which major telephone companies sell DBS service bundled with their phone and high-speed data services. However, we believe that our delivery of multiple services from a single broadband platform is more cost effective than the DBS providers, giving us a long-term competitive advantage. We also believe our customers continue to prefer the bundle of products and services we offer and the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. In addition, we have a meaningful presence in our customers’ communities, including the proprietary local content we produce in several of our markets. DBS providers are not locally-based and do not have the ability to offer locally-produced programming.

Traditional Overbuilds

Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or another service provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. A number of cities have constructed their own cable systems, in a manner similar to city-provided utility services. In certain communities in Iowa, competition from municipally-owned entities may increase because of recently passed local legislation that allows these communities to form entities to compete with us. We believe that various entities are currently offering cable service to an estimated 15.8% of the estimated homes passed in our markets; most of these entities were operating prior to our ownership of the affected cable television systems.

Telephone Companies

In addition to their joint-marketing alliances with DBS providers, telephone companies such as Verizon Communications Inc. and AT&T Inc. are constructing and operating new fiber networks that replace their existing networks and allow them to offer video services, in addition to improved voice and high speed data services. These telephone companies have substantial resources. Legislation was recently passed in a number of states, and similar legislation is pending, or has been proposed, in certain other states, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. While the video competition we face from telephone companies is currently very limited, if they decide to rebuild their networks in our markets and begin to offer video services, they could present a significant competitive challenge to us.

Other

We also have other actual or potential video competitors, including broadcast television stations, private home dish earth stations, multichannel multipoint distribution services, known as MMDS (which deliver programming services over microwave channels licensed by the FCC); satellite master antenna television systems (which use technology similar to MMDS and generally serve condominiums, apartment complexes and other multiple dwelling units); new services such as wireless local multipoint distribution service; and potentially new services, such as multichannel video distribution and data service. We currently have limited competition from these competitors.

High Speed Data

Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by telephone companies. Many of these competitors have substantial resources.

DSL technology provides Internet access at data transmission speeds greater than that of standard telephone line or “dial-up” modems, putting DSL service in direct competition with our cable modem service. As discussed above, certain major telephone companies are currently constructing and beginning to operate new fiber networks, allowing them to offer significantly faster high-speed data services compared to DSL technology. We expect the competitiveness of telephone companies to increase in high-speed data, as they respond to our entry into their phone business.

DBS providers have attempted to compete with our HSD service, but their satellite-delivered service has had limited success given its technical constraints. DBS providers continue to explore other options for the provision of high-speed data services. Industry reports suggest that they will soon announce some form of affiliation with other companies to provide high-speed Internet access through a delivery system that combines satellite communications with terrestrial wireless networks.

Other potential competitors include companies seeking to provide high-speed Internet services using wireless technologies. Certain electric utilities also have announced plans to deliver broadband services over their electrical distribution networks, and if they are able to do so, they could become formidable competitors given their resources.

Phone

Mediacom Phone principally competes with the phone services offered by incumbent telephone companies. The incumbent telephone companies have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. In addition, Mediacom Phone competes with services offered by other VoIP providers, such as Vonage, that do not have their own network but provide their service through a consumer’s high-speed Internet connection.

Other Competition

The FCC has adopted regulations and policies for the issuance of licenses for digital television (“DTV”) to incumbent television broadcast licensees. DTV television can deliver HD television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. Over-the-air DTV subscription service is now available in a few cities in the United States.

The quality of streaming video over the Internet and into homes and businesses continues to improve. These services are also becoming more available as the use of high speed Internet access becomes more widespread. In the future, it is possible that video streaming will compete with the video services offered by cable operators and other providers of video services. For instance, certain programming suppliers have begun to market their content directly to consumers through video streaming over the Internet, bypassing cable operators or DBS providers as video distributors, although the cable operators may remain as the providers of high-speed Internet access service.

Employees

As of December 31, 2006, we employed 2,319 full-time employees and 46 part-time employees. None of our employees are organized or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting us and other cable operators. We also provide a brief description of certain relevant state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business, financial condition or results of operations can be predicted at this time.

Federal Regulation

The principal federal statutes governing the cable industry, the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the “Cable Act”), establish the federal regulatory framework for the industry. The Cable Act allocates principal responsibility for enforcing the federal policies among the Federal Communications Commission (“FCC”) and state and local governmental authorities.

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

The FCC and some state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Cable Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. Further court actions and regulatory proceedings may occur that might affect the rights and obligations of various parties under the Cable Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business, financial condition and results of operations.

Subscriber Rates

The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC. Federal law defines effective competition as existing in a variety of circumstances that are increasingly satisfied with the increases in DBS penetration and the announced plans of some local phone companies to offer comparable video service. Although the FCC is conducting a proceeding that may streamline the process for obtaining effective competition determinations, neither the outcome of this proceeding nor its impact upon the cable industry or our business, financial condition or results of operations can be predicted at this time.

Where there is no effective competition to the cable operator’s services, federal law gives local franchising authorities the ability to regulate the rates charged by the operator for:

•	the lowest level of programming service offered by the cable operator, typically called basic service, which includes, at a minimum, the local broadcast channels and any public access or governmental channels that are required by the operator’s franchise;

•	the installation of cable service and related service calls; and

•	the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

Local franchising authorities who wish to regulate basic service rates and related equipment rates must first affirmatively seek and obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the cable operator’s rates. Currently, the majority of the communities we serve have not sought such certification to regulate our rates.

Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using either a detailed cost-of-service methodology or an add-on to the benchmark rate based on the additional capital cost and certain operating expenses resulting from qualifying upgrades to the cable plant. The Cable Act and FCC rules also allow franchising authorities to regulate equipment and installation rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

If the local franchising authority concludes that a cable operator’s rates exceed what is permitted under the FCC’s rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

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

Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. This report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by announcing that they will launch “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial educational television stations mandatory carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of:

•	all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN;

•	commercial radio stations; and

•	certain low-power television stations.

Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements (extended through 2009) and required that broadcasters negotiate retransmission consent agreements in “good faith.” In 2004, Congress extended this “good faith” requirement to cover all multi-channel video programming distributors, including cable operators.

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

No later than February 18, 2009, all television stations must broadcast solely in digital format. After February 17, 2009, broadcasters must return their analog spectrum. The FCC has issued a decision that effectively requires mandatory carriage of local television stations that surrender their analog channel and broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has recently reaffirmed that cable operators are not required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals, however, changes in the composition of the Commission as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations. In addition to rejecting a “dual carriage” requirement during the transition, the FCC also confirmed that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services), both during and after the transition. However, the FCC Chairman has reportedly circulated a proposal that would require cable operators retransmitting the digital signal to carry more than just the primary digital video service. The adoption, by legislation or FCC regulation, of additional must-carry requirements would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

In the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), Congress directed the FCC to conduct an inquiry and submit a report to Congress regarding the impact on competition in the multichannel video programming distribution market of the Cable Act’s provisions and the FCC’s rules on retransmission consent, network non-duplication, syndicated exclusivity, and sports blackouts. The FCC completed this inquiry and submitted the required report to Congress in September 2005. While generally recommending that Congress continue its efforts to “harmonize” the rules applicable to cable, DBS and other multichannel video programming distributors to the extent feasible in light of technological differences, the FCC found that it was unnecessary to recommend any specific statutory amendments “at this time.” Rather, the FCC concluded that specific suggestions for change should await the results of a pair of companion studies to be conducted by the Copyright Office pursuant to SHVERA, the results of which are discussed below in the Copyright section.

A substantial number of local broadcast stations carried by our cable television systems have elected to negotiate for retransmission consent, and we have successfully negotiated retransmission consent agreements with most of them.

Tier Buy Through

The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.

The FCC is reviewing a complaint with respect to another cable operator to determine whether certain charges routinely assessed by many cable operators, including us, to obtain access to digital services, violate this “anti-buy-through” provision. Any decision that requires us to restructure or eliminate such charges would have an adverse effect on our business.

Program Access

To increase competition between cable operators and other video program distributors, the Cable Act and the FCC’s regulations:

•	preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

•	require such programmers to sell their programming to other unaffiliated video program distributors; and

•	limit the ability of such programmers to offer exclusive programming arrangements to cable operators.

The FCC has recently commenced a proceeding to consider whether the exclusivity restrictions in the program-access rules should be allowed to sunset.

Other Programming

Federal law actively regulates other aspects of our programming, involving such areas as:

•	our use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	origination cablecasting;

•	adult programming;

•	sponsorship identification; and

•	closed captioning of video programming.

Use of Our Cable Systems by the Government and Unrelated Third Parties

The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use. For example, the Cable Act:

•	permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

•	requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

•	the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

•	the terms and conditions for commercial use of such channels; and

•	the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

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

For example, the Cable Act and/or FCC regulations and determinations:

Provide guidelines for the exercise of local regulatory authority that:

•	affirm the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

•	generally prohibit us from operating in communities without a franchise;

•	permit local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibit franchising authorities from establishing requirements for specific video programming or information services other than in broad categories; and

•	permit us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability.

Generally prohibit franchising authorities from:

•	imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services;

•	imposing franchise fees on revenues we derive from providing telecommunications or information services over our cable systems;

•	restricting our use of any type of subscriber equipment or transmission technology; and

•	requiring payment of franchise fees to the local franchising authority in excess of 5.0% of our gross revenues derived from providing cable services over our cable system.

Encourage competition with existing cable systems by:

•	allowing municipalities to operate their own cable systems without franchises; and

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area.

Provide renewal procedures:

•	The Cable Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority’s consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory service to their subscribers and complying with the terms of their franchises have usually obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux. Furthermore, the FCC recently issued an Order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out requirements, when issuing competitive franchises. The Order effectively permits competitors with existing rights to use the rights-of-ways to begin operation of cable systems no later than 90 days and all others 180 days after filing a franchise application and preempts conflicting existing local laws, regulations and requirements including level-playing field provisions. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

The Cable Act allows cable operators to pass franchise fees on to subscribers and to separately itemize them on subscriber bills. In 2003, an appellate court affirmed an FCC ruling that franchise fees paid by cable operators on non-subscriber related revenue (such as cable advertising revenue and home shopping commissions) might be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed.

In connection with its decision in 2002 classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court subsequently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

In June 2006, the United States Court of Appeals for the District of Columbia Circuit remanded the FCC’s denial of SBC’s (now AT&T) petition seeking forbearance from Title II common carrier regulation of its Internet Protocol (“IP”) services. AT&T has widely announced its intent to provide IP video, voice and data. The outcome of this proceeding or its impact on our business cannot be predicted.

Ownership Limitations

The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decisions implementing these statutory provisions and remanded the case to the FCC for further proceedings. The FCC Chairman has reportedly recently circulated a proposal that would impose a 30% national cap on cable operators as measured by number of pay TV subscribers.

The 1996 amendments to the Cable Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation subsequently has been invalidated by a federal appellate court.

The 1996 amendments to the Cable Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

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

Pursuant to these changes in federal law, local telephone companies may now provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. Open video systems are exempt from certain regulatory obligations that currently apply to cable operators. The decision as to whether an operator of an open video system must obtain a local franchise is left to each community.

The 1996 amendments to the Cable Act allow registered utility holding companies and subsidiaries to provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. In 2004, the FCC adopted rules: (i) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and (ii) that seek to avoid interference with existing services. Electric utilities could be formidable competitors to cable system operators.

Legislation was recently passed in several states and similar legislation is pending, or has been proposed, in certain other states and in Congress, to allow local telephone companies or other competitors to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted in all cases. In some cases, we may become eligible for state issued franchises on comparable terms and conditions as our existing franchises expire or as competitive franchises are issued.

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

Cable Equipment

The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also require multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non- security functions in set-top converters to allow third party vendors to provide set-tops with basic converter functions. To promote compatibility of cable television systems and consumer electronics equipment, the FCC recently adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. The FCC continues to push the cable television and consumer electronics industries to develop two-way “plug and play” specifications.

Beginning July 1, 2007, cable operators will be prohibited from leasing digital set-top terminals that integrate security and basic navigation functions. In August 2006, the D.C. Court of Appeals denied the cable industry’s appeal of this integration ban. Also in August 2006, on behalf of all cable operators, the National Cable and Telecommunications Association (“NCTA”) filed a request for waiver with the FCC until a downloadable security solution is available or after the 2009 digital transition, whichever occurs earlier. As of March 27, 2007, this request was still pending. In January 2007, the FCC denied a waiver request by Comcast Corporation while granting waivers for a small cable operator and Cablevision Systems Corporation. Based on the FCC’s decision with respect to Comcast, it appears likely that the NCTA’s general waiver petition will be denied as will any other waivers that are not limited in time or based on a date-certain changeover to all digital service. The impact of the FCC’s decisions on us cannot yet be measured and we continue to examine our compliance or waiver options.

Pole Attachment Regulation

The Cable Act requires certain public utilities, defined to include all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

This telecommunications services formula which produces higher maximum permitted attachment rates applies only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services would not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The Supreme Court’s decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to seek to invoke the higher rates.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula. After this determination, Gulf Power pursued just such a claim based on these limited circumstances before the FCC. The Administrative Law Judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that those circumstances were met. Gulf Power has since filed formal exceptions to the decision and asked the full Commission to adopt a new order consistent with its claims for compensation. Should Gulf Power fail to receive such a ruling form the full Commission, it could pursue its claims in the federal courts.

Other Regulatory Requirements of the Cable Act and the FCC

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

The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC routinely conducts rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

Copyright

Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the copyrights associated with this programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. In 2004, Congress adopted legislation extending this authority through 2009. The 2004 legislation also directed the Copyright Office to submit a report to Congress by June 2008 recommending any changes to the cable and satellite licenses that the Office deems necessary. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of any legislative or agency activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local or distant broadcast signals.

The United States Copyright Office has commenced inquiries soliciting comment on petitions it received seeking clarification and revisions of certain cable compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; and (iii) revisions to the Copyright Office’s rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing. In addition, the Copyright Office has before it, and may solicit comment on two additional petitions that seek clarification of (i) the definition of a “network” station for purposes of the compulsory license and (ii) payment for certain distant signals in communities where the signal is not carried, dubbed “phantom signals.” Furthermore, the Copyright Office is reviewing an approach by which all copyright payments would be computed electronically by a system administered by the Copyright Office that may not reflect the unique circumstances of each of our systems and/or groupings of systems. We cannot predict the outcome of any such inquiries, rulemakings or proceedings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

In February 2006, the Copyright Office reported to Congress regarding certain aspects of the satellite compulsory license as required by SHVERA. The Copyright Office concluded that: (i) the current DBS compulsory license royalty fee for distant signals did not reflect fair market value; (ii) copyright owners should have the right to audit the statements of account submitted by DBS providers; and (iii) the cost of administering the compulsory license system be paid by those using the copyrighted material. Neither the outcome of those proceedings, their impact on cable television operators, nor their impact on subsequent legislation, regulations, the cable industry, or our business and operations can be predicted at this time.

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

Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives negotiated standard license agreements with the largest music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. These standard agreements require the payment of music license fees for earlier time periods, but such license fees have not had a significant impact on our business and operations.

Interactive Television

The FCC has issued a Notice of Inquiry covering a wide range of issues relating to interactive television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

Privacy

The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, some states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law.

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

A number of ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers, which is often called “open access”. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access and other requirements related to the merged company’s Internet and Instant Messaging platforms.

In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. Congress and the FCC have been urged to adopt certain rights for users of Internet access services, and to regulate or restrict certain types of commercial agreements between service providers and providers of Internet content. These proposals are generally referred to as “network neutrality.” In August 2005, the FCC issued a non-binding policy statement providing four principles to guide its policymaking regarding such services. According to the policy statement, consumers are entitled to: (i) access the lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. The FCC recently imposed conditions on its approval of the AT&T-BellSouth merger beyond the scope of these four principles, requiring the merged company to maintain a “neutral network and neutral routing” of internet traffic between the customer’s home or office and the Internet peering point where traffic hits the Internet backbone, and prohibiting the merged company from privileging, degrading, or prioritizing any packets along this route regardless of their source, ownership, or destination. There is a possibility that the FCC could adopt the four principles, or even the requirements of the AT&T-BellSouth merger, as formal rules which could impose additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process or result in greater competition. We cannot predict whether such rules or statutory provisions will be adopted and, if so, whether they may adversely affect our business, financial condition or results of operations.

Voice-over-Internet Protocol Telephony

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Currently, numerous cable operators have commenced offering VoIP telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation. In February 2006, the FCC commenced a proceeding to determine whether additional security measures are required to protect certain customer information including call records. In May 2006, the FCC affirmed the May 14, 2007 deadline by which facilities-based broadband Internet access and interconnected VoIP services must comply with Communications Assistance for Law Enforcement Act requirements. In June 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Recently, the FCC issued a Further Notice of Proposed Rulemaking with respect to possible changes in the intercarrier compensation model in a way that could financially disadvantage us and benefit some of our competitors. It is unknown what conclusions or actions the FCC may take or the effects on our business.

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

•	franchise fees; franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise; and

•	territory of the franchise.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

We have a history of net losses and we may continue to generate net losses in the future.

We have a history of net losses and may continue to report net losses in the future. Although we reported net income of $11.0 million, $34.9 million and $10.1 million for the year ended December 31, 2005, 2004 and 2003, respectively, we reported net losses of $15.2 million and $27.2 million for the year ended December 31, 2006 and 2002, respectively. In prior years, the principal reasons for our net losses were the depreciation and amortization expenses associated with our acquisitions and the capital expenditures related to expanding and upgrading our cable systems, and interest costs on borrowed money.

The impairment of our goodwill and other intangible assets can cause our net income or net loss to fluctuate significantly.

As of December 31, 2006, we had approximately $1.47 billion of unamortized intangible assets, including goodwill of $204.6 million and franchise rights of $1.25 billion on our consolidated balance sheets. These intangible assets represented approximately 63% of our total assets.

FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. SFAS No. 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or cable franchise rights exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

The impairment tests require us to make an estimate of the fair value of intangible assets, which is determined using a discounted cash flow methodology. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in our recognizing a corresponding operating loss, which could have an adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in implementing our growth strategy.

We currently expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, the introduction of additional new services, and, possibly, acquisitions. Relatively new services include HSD, VOD, DVRs, HDTV and phone service. We may not be able to successfully expand existing services due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth.

The adverse effects on our business caused by increases in programming cost could continue or worsen.

In recent years, we have experienced a rapid increase in the cost of programming, particularly sports programming. Increases in programming costs, our largest single expense item, are expected to continue. Programming cost increases that are not passed on fully to our subscribers have had, and will continue to have, an adverse impact on profit margins. We may lose existing or potential additional subscribers because of increases in the subscriber charges we institute to fully or partially offset growth in programming and other costs.

Historically, programming costs have grown primarily because of annual increases in the fees we pay for the non-broadcast networks we carry and the costs of new non-broadcast networks that we add either to remain competitive or as a condition for obtaining better terms for the networks we already carry.

We also face increasing financial and other demands by local broadcast stations to obtain the required consents for the transmission of their programming to our subscribers. This may accelerate the increase in programming costs. Federal law allows commercial television broadcast stations to elect to prohibit cable operators as well as DBS providers from delivering the station’s signal to subscribers without the station’s permission, which is referred to as “retransmission consent.”

In the past, we generally have obtained retransmission consent for stations in our markets without being required to provide consideration that did not result in some offsetting value to us. Some owners of multiple broadcast stations have become much more aggressive in insisting upon significant cash payments from us and other cable operators and DBS providers. Recently, after a protracted dispute with the owner of multiple broadcast stations that serve the largest number of our subscribers of any of the various broadcast station groups, we concluded a retransmission consent agreement that requires cash payments.

In some cases, refusal to meet the demands of an owner of one or more broadcast stations could result in the loss of our ability to retransmit those stations to our subscribers. That could cause some of our existing or potential new subscribers to switch to or choose competitors who offer the stations. Similarly, if our contracts with non-broadcast networks expire and we are unable to negotiate prices that we think are reasonable, we may be denied the right to continue to deliver those networks and may suffer losses of subscribers to competitors which make them available.

Our carriage of new non-broadcast networks, whether we add them to remain competitive or as a condition for obtaining better terms for the networks we already carry, has diminished the amount of capacity we have available to introduce new services.

A continuation of these trends could have an adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video subscribers to direct broadcast satellite competition and this trend may continue.

The industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities and customers.

Our video business faces competition primarily from DBS providers. The two largest DBS companies, DirecTV and EchoStar, are each the third and fourth largest providers of multichannel video programming services based on reported customers. Liberty has entered into a definitive agreement with News Corporation to acquire a controlling stake in DirecTV, which may alter this DBS provider’s competitive position. We have lost a significant number of video subscribers to DBS providers, and will continue to face significant challenges from them. DBS providers have a video offering that is, in some respects, similar to our video services, including DVR and some interactive capabilities. They also hold exclusive rights to programming such as the NFL and MLB that are not available to cable and other video providers. DirecTV recently announced plans to carry up to 100 channels in high definition, which would likely make its service even more competitive.

Local telephone companies are capable of offering video and other services in competition with us and they may increasingly do so in the future. Certain telephone companies have begun to deploy fiber more extensively in their networks, and some have begun to deploy broadband services, including video services, and in certain cases avoiding the regulatory burdens imposed on us. These deployments enable them to provide enhanced video, telephone and Internet access services to consumers. In December 2006, the FCC issued an order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements and effectively gives incumbent telephone providers, among others, the right to begin operation of a cable system no later than 90 days after filing a franchise application. Moreover, new laws or regulations at the federal or state level may further clarify, modify or enhance the ability of the local telephone companies to provide their services either without obtaining state or local cable franchises or to obtain such franchises under terms and conditions more favorable than those imposed on us. If local telephone companies in our markets commence deployment of fiber to offer video services and are not required to obtain comparable local franchises, our business, financial condition and results of operations could be adversely affected.

Certain telephone companies, together with DBS providers, have launched bundled offerings of satellite delivered video service with phone, Internet and wireless service delivered by the telephone companies.

We also face growing competition from municipal entities that construct facilities and provide cable television, HSD, telephony and/or other related services. In addition to hard-wired facilities, some municipal entities are exploring building wireless networks to deliver these services. In Iowa, our largest market, referenda were passed on the November 2005 ballot in seventeen municipalities to authorize the formation of a communications utility, a prerequisite to the funding and construction of facilities that may compete with ours. In many of these communities, proponents and officials publicly stated that a second vote would be taken prior to any actual construction or funding of a competitive system, and only after a preliminary cost-benefit analysis is undertaken. We are not aware that any of these communities have solicited a second vote to authorize construction or funding of a competitive system. We are also not aware that any of these communities have allocated funds for construction or have begun construction of a competitive system.

In addition, we face competition on individual services from a range of other competitors. For instance, our video service faces competition from providers of paid television services (such as satellite master antenna services) and from video delivered over the Internet. Our high-speed data service faces competition from, among others, incumbent local telephone companies utilizing their newly-upgraded fiber networks and/or DSL lines, Wi-Fi, Wi-Max and 3G wireless broadband services provided by mobile carriers such as Verizon Wireless, broadband over power line providers, and from providers of traditional dial-up Internet access. Our voice service faces competition for voice customers from incumbent local telephone companies, cellular telephone service providers, Internet phone providers, such as Vonage, and others.

Our phone service is relatively new.

We have been rapidly scaling our phone business since its launch in the second half of 2005, and at year-end 2006, Mediacom Phone was marketed to approximately 1.35 million of our total estimated 1.47 million homes passed. Our customers expect the same quality from our phone product as delivered by our video and data services. In order to provide high quality service, we may need to increase spending on technology, equipment, technicians, and customer service representatives. If phone service is not sufficiently reliable or we otherwise fail to meet customer expectations, our phone business could be adversely affected. We face intense competition in offering phone service, primarily from local telephone companies. We also depend on third parties for interconnection, call switching, and other related services to operate Mediacom Phone. As a result, the quality of our service may suffer if these third parties are not capable of handling their obligations. We also expect to see changes in technology, competition, and the regulatory and legislative environment that may affect our phone business. We may experience difficulties as we introduce this service to new marketing areas or seek to increase the scale of the service in areas where it is already offered. Consequently, we are unable to predict the effect that current or future developments in these areas might have on our business, financial condition and results of operations.

Inability to secure favorable relationships and trade terms with third party providers of services on which we depend may impair our ability to provision and service our customers.

Third party firms provide some of the inputs used in delivering our products and services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. Some of these companies may hold some leverage over us considering that they are the sole supplier of certain products and services. As a result, our operation depends on the successful operation of some of these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events could negatively affect our ability to effectively provision and service our customers. Demand for some of these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected.

We may be unable to keep pace with technological change.

Our industry is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain, expand or upgrade our systems and respond to competitive pressures. With the use of high-bandwidth internet applications on the rise, we may have to spend capital to increase our bandwidth capabilities. Otherwise, our customers may experience less-than-optimal speeds and performance when using their broadband service. Extensive increases in bandwidth usage would significantly increase our costs. Inability to keep pace with technological change and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our business, financial condition and results of operations.

We depend on computer and network technologies, and may face disruptions in such systems.

Because of the importance of computer networks and data transfer technologies to our business, any events affecting these systems could have devastating impact on our business. These events include: computer viruses, damage to infrastructure by natural disasters, power loss, and man-made disasters. Some adverse results of such occurrences are: service disruptions, excessive service and repair requirements, loss of customers and revenues, and negative company publicity. We may also be negatively affected by illegal acquisition and dissemination of data and information.

Risks Related to our Indebtedness and the Indebtedness of our Operating Subsidiaries

We are a holding company with no operations and if our operating subsidiaries are unable to make funds available to us we may not be able to fund our obligations.

As a holding company, we do not have any operations or hold any assets other than our investments in and our advances to our operating subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash we have to meet our obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. Our subsidiaries’ ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions, including the agreements governing our subsidiary credit facilities and other indebtedness. Those agreements permit our subsidiaries to distribute cash to us under certain circumstances, but only so long as there is no default under any of such agreements.

We have substantial existing debt and have significant interest payment requirements, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

Our total debt as of December 31, 2006 was approximately $1.60 billion. Our interest expense, net for the year ended December 31, 2006, was $109.9 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

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

A default under our indentures or our subsidiary credit facilities could result in an acceleration of our indebtedness and other material adverse effects.

The agreements and instruments governing our own and our subsidiaries’ indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

We have invested substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional products and services. While we have completed our planned system upgrades, if there is accelerated growth in our video, HSD and voice products and services, or we decide to introduce other new advanced products and services, or the cost to provide these products and services increases, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

A lowering of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

Our debt ratings are below the “investment grade” category, which results in higher borrowing costs. There can be no assurance that our debt ratings will not be lowered in the future by a rating agency. A lowering in the rating may further increase borrowing costs and reduce our access to capital.

Risks Related to Legislative and Regulatory Matters

Changes in cable television regulations could adversely impact our business.

The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations.

Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. The Cable Communications Policy Act of 1984 (“Communications Act”) contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

Similarly, due to the increasing popularity and use of commercial online services and the Internet, certain aspects have become subject to regulation at the federal and state level such as collection of information online from children, disclosure of certain subscriber information to governmental agencies, commercial emails or “spam,” privacy, security and distribution of material in violation of copyrights. In addition to the possibility that additional federal laws and regulations may be adopted with respect to commercial online services and the Internet, several individual states have imposed such restrictions and others may also impose similar restrictions, potentially creating an intricate patchwork of laws and regulations. Future federal and/or state laws may cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. Recently, many states in which we operate have enacted laws requiring us to notify customers in the event that certain customer information is accessed or believed to have been accessed without authorization. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations. Such laws or regulations may also require disclosure of failures of our procedures or breaches to our system by third parties, which can increase the likelihood of claims against us by affected subscribers.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators face significant regulation of their channel carriage. Currently, they can be required to devote substantial capacity to the carriage of programming that they might not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. If the FCC or Congress were to require cable systems to carry both the analog and digital versions of local broadcast signals or to carry multiple program streams included within a single digital broadcast transmission, this carriage burden would increase substantially. Recently, the FCC reaffirmed that cable operators need only carry one programming service of each television broadcaster to fulfill its must-carry obligation, however, changes in the composition of the FCC as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations and/or to carry multiple digital program streams.

Reversing the findings of a November 2004 report, the FCC released a report in February 2006, finding that consumers could benefit under certain a la carte models for delivery of video programming. The report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70% of U.S. Homes and whether 70% of households served by those systems subscribe. If so, the FCC may have discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate, however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by creating “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Recently, the FCC imposed “reciprocal” good faith retransmission consent negotiation obligations on cable operators and broadcasters. These rules identify seven types of conduct that would constitute “per se” violations of the new requirements. Thus, even though we may have no interest in carrying a particular broadcaster’s programming, we may be required under the new rules to engage in negotiations within the parameters of the FCC’s rules. While noting that the parties in retransmission consent negotiations were now subject to a “heightened duty of negotiation,” the FCC emphasized that failure to ultimately reach an agreement is not a violation of the rules.

Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Some may not require local franchises at all, such as certain municipal utility providers. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of December 31, 2006, approximately 15.8% of the estimated homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

Legislation was recently passed in a number of states and similar legislation is pending, or has been proposed in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted.

In December 2006, the FCC adopted an order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out requirements, when issuing competitive franchises. The Order effectively permits competitors with existing rights to use the rights-of-ways to begin operation of cable systems no later than 90 days and all others 180 days after filing a franchise application and preempts conflicting existing local laws, regulations and requirements including level-playing field provisions. The Commission has indicated that it will consider similar limitations on local franchising authorities within six months with respect to incumbent franchise renewal proceedings. Easing of barriers to entry or allowing competitors to operate under more favorable or less burdensome franchise requirements may adversely affect our business.

Pending FCC and court proceedings could adversely affect our HSD service.

The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. Although the United States Supreme Court has held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. The FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as open access; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. The adoption of new rules by the FCC could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL Internet access service citing the need for competitive parity with cable modem service that has no similar access requirement.

We may be subject to legal liability because of the acts of our HSD customers or because of our own negligence.

Our HSD service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our cable modem service customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Additionally, we host website “portal pages” designed for use as a home page by, but not limited to, our HSD customers. These portal pages offer a wide variety of content from us and third parties that could contain errors or other material that could give rise to liability.

To date, we have not been served notice that such a claim has been filed against us. However, in the future someone may serve such a claim on us in either a domestic or international jurisdiction and may succeed in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.

Since we launched our proprietary Mediacom Online service in February 2002, from time to time, we receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider — for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

Changes in set-top box rules from the FCC could create new and significant costs for us.

We rent set-top boxes to subscribers that are equipped to receive signals and provide security, as well as to allow us to provide our advanced services. In 1996, Congress adopted a bill seeking to allow cable subscribers to use set-top boxes obtained from third party suppliers, such as retailers. This regulation would require that we offer separate equipment that provides only the current security functions and not signal-reception functions, and that we cease putting new set-top boxes with the integrated functions into service. These regulations are slated to go into effect on July 1, 2007. In August 2006, the D.C. Court of Appeals denied the cable industry’s appeal of this integration ban. Also in August 2006, on behalf of all cable operators, the National Cable and Telecommunications Association (“NCTA”) filed a request with the FCC for waiver until a downloadable security solution is available or after the 2009 digital transition, whichever occurs earlier. As of March 27, 2007, this request was still pending. In January 2007, the FCC denied a waiver request by Comcast Corporation while granting waivers for a small cable operator and Cablevision Systems Corporation. Based on the FCC’s decision with respect to Comcast, it appears that likely that the NCTA’s general waiver petition will be denied as will any other waivers that are not limited in time or based on a date-certain changeover to all digital service. The impact of the FCC’s decisions on us cannot yet be measured and we continue to examine our compliance or waiver options.

The vendors from whom we obtain our set-top boxes may be unable to provide the necessary equipment in time for us to comply with the FCC regulations. Any additional costs to our vendors will be passed on to us, and in turn to our customers. In addition, if compliance with these rules is mandated for us but not for our direct competitors, we may be at a competitive disadvantage.

We may become subject to additional regulatory burdens because we offer phone service.

The regulatory treatment of VoIP services like those we and others offer remains uncertain. The FCC, Congress, the courts and the states continue to look at issues surrounding the provision of VoIP, including whether this service is properly classified as a telecommunications service or an information service. The FCC’s decision to classify VoIP as an information service should eliminate much if not all local regulation of the service and should limit federal regulation to consumer protection, as opposed to economic issues. For example, on the federal level, the FCC recently required providers of “interconnected” VoIP services, such as ours, to file a letter with the FCC certifying compliance with certain E-911 functionality. Disputes have also arisen with respect to the rights of VoIP providers and their telecommunications provider partners to obtain interconnection and other rights under the Act from incumbent telephone companies. We cannot predict how these issues will be resolved, but uncertainties in the existing law as it applies to VoIP or any determination that results in greater or different regulatory obligations than competing services would result in increased costs, reduce anticipated revenues and impede our ability to effectively compete or otherwise adversely affect our ability to successfully roll-out and conduct our telephony business.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for cable operators. The FCC clarified that the provision of Internet access does not endanger a cable operator’s favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. That ruling, coupled with the recent Supreme Court decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to invoke higher rates. The series of cases that upheld the FCC rate formula as just compensation left one potential caveat allowing for a higher rate where an owner of a pole could show that an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by an attacher at rates higher than provided under the rate formula. Gulf Power, a utility company from whom we rent pole space, invoked a formal hearing before the FCC in which Gulf Power attempted to demonstrate such a scenario so that it could impose higher pole attachment rates than could be approved under the FCC’s rate formula. The Administrative Law Judge appointed by the FCC ultimately found for various reasons that the poles were not full and that Gulf Power had already set conditions in its contracts with operators that precluded a finding that it did not receive just compensation from the FCC rate formula. Gulf Power has appealed this decision to the full Commission, has a further right of appeal to the federal courts and a potential adverse ruling could occur.

Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

Changes in compulsory copyright regulations might significantly increase our license fees.

Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; (iii) revisions to the Copyright Office’s rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing; and (iv) payment for certain distant signals in communicates where the signal is not carried, dubbed “phantom signals.” The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business, financial condition and results of operations by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

Risks related to our Manager

If our manager were to lose key personnel, our business could be adversely affected.

If any of our manager’s key personnel ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our manager’s key personnel, including Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager. Our manager has not entered into a long-term employment agreement with Mr. Commisso. Neither our manager nor we currently maintains key man life insurance on Mr. Commisso or other key personnel.

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

The successful execution of our business strategy depends on the ability of our manager to efficiently manage our cable systems. If our manager were to experience any material adverse change in its business, the risks described in this risk factor could intensify and our business, financial condition and results of operations could be materially adversely affected. In addition, we are also dependent on our manager to operate Mediacom Broadband’s cable systems effectively in order to enable us to achieve operating synergies, such as the joint purchasing of programming. Mediacom Broadband’s operating subsidiaries have substantial indebtedness that, among other things, could make our manager more vulnerable to economic downturns and to adverse developments in its business. Although our manager charged management fees to our operating subsidiaries in an amount equal to 2.1% of our subsidiaries’ gross operating revenues for the year ended December 31, 2006, we cannot assure you that it will not exercise its right under its management agreements with our operating subsidiaries to increase the management fees, which under such agreements may not exceed 4.5% of each subsidiary’s gross operating revenues.

The Chairman and Chief Executive Officer of our manager has the ability to control all major decisions, and a sale of his stock in our manager could result in a change of control that would have unpredictable effects.

Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager, beneficially owned common stock of our manager representing approximately 77.5% of the combined voting power of all of its common stock as of December 31, 2006. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring approval by stockholders of our manager, including the election of its entire board of directors, and Mr. Commisso may be deemed to control our company.

We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership in our manager or that he would continue as an officer or director of our manager if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of his shares of our manager’s stock could result in a change in control of our manager and of us, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. In addition, a change of control (as defined in our bank credit facility) would result in a default under our bank credit facility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers’ homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of set-top devices and cable modems.

Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity.

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

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our equity, all of which is held by our manager.

ITEM 6.	SELECTED FINANCIAL DATA

We were organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001. In the table below, we provide you with selected historical consolidated financial and operating data for the period from January 1, 2002 through December 31, 2006 and balance sheet data as of December 31, 2002 through 2006, which are derived from our audited consolidated financial statements (except operating and other data).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006(11)	2005	2004	2003	2002
	(Dollars in thousands)
	(Unaudited)

Statement of Operations Data:
Revenues	$681,243	$613,116	$585,039	$552,342	$512,792
Costs and expenses:
Service costs	270,396	239,199	222,752	215,310	207,053
Selling, general and administrative expenses	151,538	138,201	129,587	118,918	105,407
Management fee expense - parent(1)	12,647	12,239	10,585	9,322	6,967
Depreciation and amortization	107,152	115,314	107,592	113,007	123,704

Operating income	139,510	108,163	114,523	95,785	69,661
Interest expense, net	(109,869)	(97,282)	(86,125)	(82,536)	(76,790)
Loss on early extinguishment of debt	(31,207)	—	—	—	—
(Loss) gain on derivatives, net	(8,718)	6,638	10,929	2,807	(15,049)
Other expense, net	(4,954)	(6,516)	(4,475)	(5,974)	(5,066)

Net (loss) income	$(15,238)	$11,003	$34,852	$10,082	$(27,244)

Balance Sheet Data (end of period):
Total assets	$2,324,799	$2,285,055	$2,258,245	$2,287,784	$2,281,948
Total debt	$1,596,243	$1,418,370	$1,363,955	$1,354,668	$1,298,000
Total member’s equity	$415,355	$564,614	$595,157	$589,016	$610,522
Other Data:
Adjusted OIBDA(2)	$247,914	$223,695	$222,138	$208,818	$193,365
Adjusted OIBDA margin(3)	36.4%	36.5%	38.0%	37.8%	37.7%
Ratio of earnings to fixed charges and preferred dividends(4)	—	—	1.15	—	—
Net cash flows provided by (used in):
Operating activities	$64,411	$105,038	$106,304	$96,627	$125,059
Investing activities	$(103,217)	$(108,100)	$(85,394)	$(116,613)	$(239,310)
Financing activities	$43,683	$1,074	$(21,159)	$19,058	$68,980

	Year Ended December 31,
	2006(11)	2005	2004	2003	2002
	(Dollars in thousands)
	(Unaudited)

Operating Data (end of period):
Estimated homes passed(5)	1,474,000	1,460,000	1,456,000	1,472,500	1,463,000
Basic subscribers(6)	751,000	773,000	783,000	819,300	840,000
Digital customers(7)	304,000	289,000	236,000	231,600	238,000
Data customers(8)	320,000	266,000	205,000	157,800	110,000
Phone customers(9)	71,000	17,500	—	—	—
RGUs(10)	1,446,000	1,345,500	1,224,000	1,208,700	1,188,000

(1)	Represents fees paid to MCC for management services rendered to our operating subsidiaries. See Note 8 of our consolidated financial statements.

(2)	“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges.

Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to access our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002

Adjusted OIBDA	$247,914	$223,695	$222,138	$208,818	$193,365
Non-cash share-based compensation and other share-based awards(A)	(1,252)	(218)	(23)	(26)	—
Depreciation and amortization	(107,152)	(115,314)	(107,592)	(113,007)	(123,704)

Operating income	$139,510	$108,163	$114,523	$95,785	$69,661

(A)	Includes approximately $206, $1, $23 and $26 for the year ended December 31, 2006, 2005, 2004 and 2003, respectively, related to the issuance of other share-based awards.

(3)	Represents Adjusted OIBDA as a percentage of revenues. See note 2 above.

(4)	Earnings were insufficient to cover fixed charges by $34.0 million, $7.7 million, $10.8 million and $49.2 million for the year ended December 31, 2006, 2005, 2003 and 2002, respectively. Refer to Exhibit 12.1 to this Annual Report.

(5)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(6)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(7)	Represents customers that receive digital video services.

(8)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 10Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other companies offering similar services.

(9)	Represents customers that receive phone service.

(10)	RGUs, or revenue generating units, represent the total of basic subscribers and digital, data and phone customers at the end of each period.

(11)	Effective January 1, 2006, the Company adopted SFAS No. 123(R) (see Note 10 in the Notes to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006, 2005, and 2004, respectively.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as VOD, HDTV and DVRs, HSD and phone service. We offer triple-play bundles of video, HSD and voice to 92% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of December 31, 2006, our cable systems passed an estimated 1.47 million homes and served 751,000 basic subscribers. We provide digital video services to 304,000 digital customers and HSD service to 320,000 customers, representing a digital penetration of 40.5% of our basic subscribers and a data penetration of 21.7% of our estimated homes passed, respectively. We introduced phone service during the second half of 2005 and provided service to 71,000 customers as of December 31, 2006, representing a penetration of 5.1% of our estimated marketable phone homes.

We evaluate our growth, in part, by measuring the number of RGUs we serve. As of December 31, 2006, we served 1.45 million RGUs, representing a penetration of 98.1% of our estimated homes passed. RGUs represent the total of basic subscribers and digital, data and phone customers.

We have faced increasing competition for our video programming services over the past few years, mostly from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV and Echostar, now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver local television broadcast signals has been the primary cause of our loss of basic subscribers in recent years.

Adjusted OIBDA

We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the our non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.

Actual Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth the consolidated statements of operations for the year ended December 31, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2006	2005	$ Change	% Change

Revenues	$681,243	$613,116	$68,127	11.1%
Costs and expenses:
Service costs	270,396	239,199	31,197	13.0%
Selling, general and administrative expenses	151,538	138,201	13,337	9.7%
Management fee expense — parent	12,647	12,239	408	3.3%
Depreciation and amortization	107,152	115,314	(8,162)	(7.1)%

Operating income	139,510	108,163	31,347	29.0%
Interest expense, net	(109,869)	(97,282)	(12,587)	12.9%
Loss on early extinguishment of debt	(31,207)	—	(31,207)	NM
(Loss) gain on derivatives, net	(8,718)	6,638	(15,356)	NM
Other expense, net	(4,954)	(6,516)	1,562	NM

Net (loss) income	$(15,238)	$11,003	$(26,241)	NM

Adjusted OIBDA	$247,914	$223,695	$24,219	10.8%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$247,914	$223,695	24,219	10.8%
Non-cash share-based compensation and other share-based awards(1)	(1,252)	(218)	(1,034)	NM
Depreciation and amortization	(107,152)	(115,314)	8,162	(7.1)%

Operating income	$139,510	$108,163	31,347	29.0%

(1)	Includes approximately $206 and $1 for the year ended December 31, 2006 and 2005, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue, subscriber and monthly average revenue statistics for the year ended December 31, 2006 and 2005, respectively (dollars in thousands, except per subscriber and per customer data):

	Year Ended December 31,
	2006	2005	$ Change	% Change

Video	$486,243	$465,636	$20,607	4.4%
Data	130,850	108,260	22,590	20.9%
Phone	19,547	774	18,773	NM
Advertising	44,603	38,446	6,157	16.0%

	$681,243	$613,116	$68,127	11.1%

	Year Ended December 31,		Increase/
	2006	2005	(Decrease)	% Change

Basic subscribers	751,000	773,000	(22,000)	(2.8)%
Data customers	320,000	266,000	54,000	20.3%
Phone customers	71,000	17,500	53,500	NM
Average monthly video revenue per basic subscriber(1)	$53.18	$49.76	$3.42	6.9%
Average monthly data revenue per data customer(2)	$37.58	$37.30	$0.28	0.8%

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for each of the twelve months.

Revenues rose 11.1%, largely attributable to growth in our data and phone customers and higher video rates and service fees.

Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.

Video revenues increased 4.4%, as a result of basic rate increases applied on our subscribers and higher service fees from our advanced video products and services, offset in part by the loss of basic subscribers. During the year ended December 31, 2006, we lost 22,000 subscribers, compared to a loss of 10,000 in the prior year. Average monthly video revenue per basic subscriber increased 6.9%.

Data revenues rose 20.9%, primarily due to a 20.3% year-over-year increase in data customers and, to a lesser extent, the growth of our commercial service and our enterprise networking businesses. Largely as a result of the expiration of longer-term promotional offers taken in 2005, average monthly data revenue per data customer increased 0.8% from the prior year period.

Phone revenues were $19.5 million for the year ended December 31, 2006. Phone customers grew by 53,500 during 2006, as compared to 17,500 in 2005. As of December 31, 2006, Mediacom Phone was marketed to 1.35 million homes, and we expect to market the product to nearly 95% of our estimated homes passed by the end of 2007.

Advertising revenues increased 16.0%, largely as a result of stronger local advertising sales and, to a lesser extent, political advertising.

Costs and Expenses

Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. Video programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.

Service costs rose 13.0%, primarily due to increases in programming expenses, customer growth in our phone and HSD services and higher employee expenses. Video programming expense increased 7.8%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 50.8% commensurate with the significant increase of our phone and data customers. Employee operating costs rose by 13.2% due to higher-levels of headcount and compensation and lower capitalized activity by our technicians. Service costs as a percentage of revenues were 39.7% and 39.0% for the year ended December 31, 2006 and 2005, respectively.

Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.

Selling, general and administrative expenses rose 9.7%, principally due to higher taxes and fees and office, bad debt and administrative and customer service employee expenses, offset in part by lower sales commissions paid to our employees. Taxes and fees increased by 17.0% principally due to higher property taxes and franchise fees. Office expenses rose by 23.5% due to call center telecommunications charges. Bad debt expenses grew 13.4% primarily due to overall higher levels of revenue. Employee costs grew by 16.1% primarily due to higher levels of salary and non-cash, share-based compensation in our administrative and customer service workforce. Selling, general and administrative expenses as a percentage of revenues were 22.2% and 22.5% for the year ended December 31, 2006 and 2005, respectively.

We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Management fee expense grew by 3.3% reflecting higher overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.8% and 2.0% for the year ended December 31, 2006 and 2005, respectively.

Depreciation and amortization declined by 7.1% primarily due to an overall decrease in capital spending.

Adjusted OIBDA

Adjusted OIBDA rose 10.8%, due to revenue growth, partially offset by higher service costs and selling, general and administrative expenses.

Operating Income

Operating income grew 29.0%, largely due to growth in Adjusted OIBDA and to a lesser extent, a reduction of depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 12.9%, primarily due to higher market interest rates on variable rate debt.

(Loss) Gain on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of December 31, 2006 we had interest rate swaps with an aggregate principal amount of $650.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $8.7 million for the year ended December 31, 2006 compared to a gain of $6.6 million for the year ended December 31, 2005.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $31.2 million for the year ended December 31, 2006. This represents a premium paid on the redemption of the 11% Notes and the write-off of deferred financing costs associated with various refinancing transactions during 2006.

Net (Loss) Income

As a result of the factors described above, primarily loss on early extinguishment of debt and loss on derivatives, net, we recognized a net loss for the year ended December 31, 2006 of $15.2 million as compared to net income of $11.0 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth the consolidated statement of operations for the years ended December 31, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2005	2004	$ Change	% Change

Revenues	$613,116	$585,039	$28,077	4.8%
Costs and expenses:
Service costs	239,199	222,752	16,447	7.4%
Selling, general and administrative expenses	138,201	129,587	8,614	6.6%
Management fee expense — parent	12,239	10,585	1,654	15.6%
Depreciation and amortization	115,314	107,592	7,722	7.2%

Operating income	108,163	114,523	(6,360)	(5.6)%
Interest expense, net	(97,282)	(86,125)	(11,157)	13.0%
Gain on derivatives, net	6,638	10,929	(4,291)	NM
Other expense	(6,516)	(4,475)	(2,041)	45.6%

Net income	$11,003	$34,852	$(23,849)	(68.4)%

Adjusted OIBDA	$223,695	$222,138	$1,557	0.7%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (Adjusted OIBDA is defined as operating income before depreciation and amortization and non-cash, share-based compensation charges) (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2005	2004	$ Change	% Change

Adjusted OIBDA	223,695	222,138	1,557	0.7%
Non-cash share-based compensation and other share-based awards(1)	(218)	(23)	(195)	NM
Depreciation and amortization	(115,314)	(107,592)	(7,722)	7.2%

Operating income	$108,163	114,523	(6,360)	(5.6)%

(1)	Includes approximately $1 and $23 for the year ended December 31, 2006 and 2005, respectively, related to the issuance of other share-based awards.

  Revenues

The following table sets forth revenue, subscriber and monthly average revenue statistics for the year ended December 31, 2005 and 2004, respectively (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2005	2004	$ Change	% Change

Video	$465,636	$457,513	$8,123	1.8%
Data	108,260	88,060	20,200	22.9%
Advertising	38,446	39,466	(1,020)	(2.6)%
Telephone	774	—	774	NM

	$613,116	$585,039	$28,077	4.8%

	Year Ended December 31,		Increase/
	2005	2004	Decrease	% Change

Basic subscribers	773,000	783,000	(10,000)	(1.3)%
Data customers	266,000	205,000	61,000	29.8%
Phone customers	17,500	—	17,500	NM
Average monthly video revenue per basic subscriber(1)	$49.76	$48.09	$1.67	3.5%
Average monthly data revenue per data customer(2)	$37.30	$39.55	$(2.25)	(5.7)%

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly date revenue per data customer is calculated based on monthly data revenue divided by the average number of customers for each of the twelve months.

Revenues rose 4.8%, largely attributable to an increase in data revenues and video revenues. To strengthen our competitiveness, we increased our emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. During 2005, we also extended the discount periods of our promotional campaigns for digital and data services from three to six months to six and twelve months. This impacted the growth of our video and data revenues.

Video revenues increased 1.8% as a result of higher fees from our advanced video products and services and the impact of basic rate increases, offset in part by a decline in basic subscribers. Our loss of basic subscribers decreased significantly during 2005, with a loss of 10,000, compared to a loss of 36,000 in 2004. The loss of basic subscribers resulted primarily from continuing competitive pressures by other video providers. The average monthly video revenue per basic subscriber increased 3.5% year over year. Digital customers increased 22.5% to 289,000 from 236,000 a year ago.

Data revenues rose 22.9%, primarily due to the 29.8% year-over-year increase in data customers. Average monthly data revenue per data customer decreased 5.7% as a result of promotional offers during 2005.

Advertising revenues decreased 2.6% and reflected the anticipated decline in political advertising revenues compared to the 2004 election year.

In June 2005, we launched Mediacom Phone in one of our smaller markets, and as of December 31, 2005, our phone service was marketed to 1.2 million of our total estimated 1.4 million homes and served 17,500 customers.

Costs and Expenses

Service costs increased 7.4%, primarily due to programming, plant operating and employee costs. The largest component of service costs is programming expense which increased 5.5%, as a result of reduced launch support from our programming suppliers in return for our carriage of their services, and higher unit costs charged by them, offset in part by a lower base of basic subscribers. Plant operating costs rose 22.9%, primarily due to greater use of outside contractors for customer installation activity and, to a lesser extent, higher vehicle fuel costs. Employee costs grew 5.2%, primarily as a result of increased headcount and overtime of our technical workforce for network phone readiness and customer installation activity, offset in part by higher labor and overhead capitalization. Service costs as a percentage of revenues were 39.0% for the year ended December 31, 2005, as compared with 38.1% for the year ended December 31, 2004.

Selling, general and administrative expenses increased 6.6%, principally due higher employee, professional fees and office expenses, offset in part by a decrease in bad debt expense. Employee costs rose 8.2%, as a result of increased direct sales personnel, sales commissions and costs associated with third-party call center contractors. Professional fees increased 49.6%, as a result of higher consulting expenses and other fees. This increase in selling, general and administrative expenses was partly offset by a 20.4% decrease in bad debt expense as a result of improved customer credit and collection policies and better collection experience in our advertising business. Selling, general and administrative expenses as a percentage of revenues were 22.5% for the year ended December 31, 2005, as compared with 22.2% for the year ended December 31, 2004.

We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Management fee expense reflects charges incurred under our management arrangements with MCC. Management fee expense increased 15.6%. As a percentage of revenues, management fee expense was 2.0% for the year ended December 31, 2005, as compared with 1.8% for the year ended December 31, 2004.

Depreciation and amortization increased 7.2% primarily due to the retirement of assets and disposals.

Adjusted OIBDA

Adjusted OIBDA rose 0.7% due to growth, offset by higher service costs and selling, general and administrative expenses.

Operating Income

Operating income decreased 5.6% largely due to an increase in depreciation and amortization expense.

Interest Expense, net

Interest expense, net, increased by 13.0%, primarily due to higher market interest rates on variable rate debt and the issuance of $300.0 million of 8 1/2% senior notes due 2015 (the “8 1/2% Notes”).

Gain on Derivatives, net

As of December 31, 2005 we had interest rate swaps with an aggregate principal amount of $400.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $6.6 million for the year ended December 31, 2005, as compared to a gain on derivatives of $10.9 million for the year ended December 31, 2004.

Other Expense

Other expense was $6.5 million and $4.5 million for the years ended December 31, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

Net Income

As a result of the factors described above, we generated net income for the year ended December 31, 2005 and 2004 of $11.0 million and $34.9 million, respectively.

Liquidity and Capital Resources

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

As of December 31, 2006, our total debt was $1.6 billion. Of this amount, $68.7 million matures within the twelve months ending December 31, 2007. During the twelve months ended December 31, 2006, we paid cash interest of $128.9 million.

Our operating subsidiaries have a $1.64 billion bank credit facility (the “Credit Facility”) expiring in 2015, of which $1.1 billion was outstanding as of December 31, 2006. The Credit Facility consists of a $614.0 million revolving credit commitment, a $226.5 million term loan and an $800.0 million term loan. As of December 31, 2006, we had unused credit commitments of $531.1 million under the Credit Facility, of which $420.2 million could be borrowed and used for general corporate purposes based on the terms of our debt arrangements.

In January 2005, we borrowed $88.0 million from Mediacom LLC and repaid a portion of our indebtedness under our revolving credit commitment. The loan was funded with borrowings under Mediacom LLC’s bank credit facility. The loan is in the form of a demand note, which has a 6.7% annual interest rate, payable semi-annually in cash. We repaid this note and accrued interest in April 2005.

For all periods through December 31, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in the Credit Facility or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with the applicable covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.

The Credit Facility is collateralized by our pledge of all of our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extend of such ownership interests.

Operating Activities

Net cash flows provided by operating activities were $64.4 million for the year ended December 31, 2006 compared to $105.0 million for the comparable period last year. The change of $40.6 million is primarily due to the net change in operating assets and liabilities.

During the year ended December 31, 2006, the net change in our operating assets and liabilities was $48.1 million, primarily due to an increase in our prepaid expenses and other assets of $48.2 million, which includes intercompany amounts, an increase in accounts receivable, net of $7.0 million offset by an increase in accrued liabilities of $6.9 million and an increase in our deferred revenue of $3.0 million.

Investing Activities

Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $103.2 million for the year ended December 31, 2006, as compared to $108.1 million for the prior year. Capital expenditures decreased $4.9 million, primarily due to lower spending on customer premise equipment.

Financing Activities

Net cash flows provided by financing activities were $43.7 million for the year ended December 31, 2006, as compared to net cash flows provided by financing activities of $1.1 million for the comparable period in 2005, largely due to net bank and bond financings of approximately $577.9 million and an approximately $103.0 million capital contribution from MCC, offset in part by the repayment of $400.0 million of senior notes and approximately $237.1 million of capital distributions and dividends to MCC.

Our principal financing activities included the following:

•	On May 5, 2006, we refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

•	On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used: (i) to make a capital distribution to MCC to allow it to repay $172.5 million of its 5.25% convertible senior notes due July 1, 2006; (ii) to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our subsidiary credit facility; and (iii) for working capital purposes.

•	On July 17, 2006, we redeemed all of our outstanding 11% notes with available funds from our subsidiary Credit Facilities.

•	On October 5, 2006, we issued $300 million of 8.5% Notes, and used the proceeds to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our subsidiary credit facilities.

•	We made distributions to MCC of $43.3 million primarily to fund its Board authorized share repurchase program during the year ended December 31, 2006.

Other

We have entered into interest rate exchange agreements with counterparties, which expire from January 2007 through August 2010, to hedge $650.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2006. Under the terms of all our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. Our interest rate exchange agreements are scheduled to expire in the amounts of $150.0 million, $400.0 million, and $100.0 million during the years ended December 31, 2007, 2009 and 2010, respectively. As of December, 31, 2006, about 69.4% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. The average interest rate for borrowings under the revolving commitments of our Credit Facilities is now LIBOR plus 2.0%.

As of December 31, 2006, approximately $13.9 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2006 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest	Purchase
	Debt	Leases	Leases	Expense(1)	Obligations	Total

2007	$68,000	$707	$2,359	$118,580	$1,796	$191,442
2008	68,000	36	1,444	113,907	1,796	185,183
2009	90,500	—	1,313	109,255	1,796	202,864
2010	32,000	—	1,084	103,065	—	136,149
2011	8,000	—	950	100,876	—	109,826
Thereafter	1,329,000	—	415	180,204	—	1,509,619

Total cash obligations	$1,595,500	$743	$7,565	$725,887	$5,388	$2,335,083

*	Refer to Note 5 to our consolidated financial statements for a discussion of our long-term debt, and to Note 11 for a discussion of our operating leases and other commitments and contingencies.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2006 and the average interest rates applicable under such debt obligations.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 2 of our Notes to the Consolidated Financial Statements.

Property, Plant and Equipment

We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new cable service installations. Capitalized costs include all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciate over the life of the related asset. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

Indefinite-lived Intangibles

Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize the cable franchise rights and other indefinite-lived assets. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

Based on the guidance outlined in EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we determined that the unit of accounting for testing franchise value for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the unit reporting level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have one cable system cluster, or reporting unit, for the purpose of applying SFAS No. 142.

We follow the provisions of SFAS No. 142 to test our goodwill and cable franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow methodology, under which the fair value of cable franchise rights is determined in a direct manner. This involves certain assumptions and estimates, including future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future. Such impairments could potentially be material.

Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, the excess is recognized as an impairment loss.

We completed our most recent impairment test as of October 1, 2006, which reflected no impairment of our franchise rights and goodwill.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, Amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective as of January 1, 2007 and the Company does not believe that the adoption will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No 140” (“SFAS No. 156”). SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 provides guidance surrounding the process of quantifying financial statement misstatements. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted SAB No. 108 in 2006. This bulletin did not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that this Statement will have a material impact on its consolidated financial condition or results of operations.

Inflation and Changing Prices

Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the FCC’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we use interest rate exchange agreements (“interest rate swaps”) with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2006, we had $650.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 4.9%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At December 31, 2006, based on the mark-to-market valuation, we would have received approximately $3.4 million, including accrued interest, if we terminated these agreements. Our interest rate exchange agreements are scheduled to expire in the amounts of $150.0 million, $400.0 million and $100.0 million during the year ended December 31, 2007, 2009, and 2010, respectively.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2006 (all dollars in thousands). See Note 6 to our consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total

Expected Maturity:
January 1, 2007 to December 31, 2007	$—	$68,000	$707	$68,707
January 1, 2008 to December 31, 2008	—	68,000	36	68,036
January 1, 2009 to December 31, 2009	—	90,500	—	90,500
January 1, 2010 to December 31, 2010	—	32,000	—	32,000
January 1, 2011 to December 31, 2011	—	8,000	—	8,000
Thereafter	500,000	829,000	—	1,329,000

Total	$500,000	$1,095,500	$743	$1,596,243

Fair Value	$511,250	$1,095,500	$743	$1,607,493

Weighted Average Interest Rate	8.5%	6.9%	3.1%	7.4%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Member of Mediacom Broadband LLC:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Broadband LLC and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for share-based compensation.

/s/  PricewaterhouseCoopers LLP
New York, New York
March 27, 2007

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(All dollar amounts in thousands)

ASSETS
CURRENT ASSETS
Cash	$12,019	$7,142
Accounts receivable, net of allowance for doubtful accounts of $1,380 and $1,842, respectively	43,205	36,205
Prepaid expenses and other assets	68,379	26,613

Total current assets	123,603	69,960
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $501,713 and $405,316 respectively	716,339	718,210
Franchise rights, net of accumulated amortization of $38,752	1,251,386	1,251,361
Goodwill	204,582	204,582
Subscriber lists, net of accumulated amortization of $21,319 and $19,251, respectively	11,803	13,774

Total investment in cable television systems	2,184,110	2,187,927
Other assets, net of accumulated amortization of $3,636 and $7,090, respectively	17,086	27,168

Total assets	$2,324,799	$2,285,055

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES

Accrued expenses	$127,896	$120,975
Deferred revenue	25,430	22,474
Current portion of long-term debt	68,707	43,858

Total current liabilities	222,033	187,307
Long-term debt, less current portion	1,527,536	1,374,512
Other non-current liabilities	9,875	8,622

Total liabilities	1,759,444	1,570,441
Commitments and contingencies (Note 11)
PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000
MEMBER’S EQUITY
Capital contributions	652,310	725,000
Accumulated deficit	(236,955)	(160,386)

Total member’s equity	415,355	564,614

Total liabilities, preferred members’ interest and member’s equity	$2,324,799	$2,285,055

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(All dollar amounts in thousands)

Revenues	$681,243	$613,116	$585,039
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $107,152, $115,314 and $107,592, respectively, shown separately below)	270,396	239,199	222,752
Selling, general and administrative expenses	151,538	138,201	129,587
Management fee expense — parent	12,647	12,239	10,585
Depreciation and amortization	107,152	115,314	107,592

Operating income	139,510	108,163	114,523
Interest expense, net	(109,869)	(97,282)	(86,125)
Loss on early extinguishment of debt	(31,207)	—	—
(Loss) gain on derivatives, net	(8,718)	6,638	10,929
Other expense, net	(4,954)	(6,516)	(4,475)

Net (loss) income	(15,238)	11,003	34,852
Dividend to preferred member (Note 6)	(18,000)	(18,000)	(18,000)

Net (loss) income applicable to member	$(33,238)	$(6,997)	$16,852

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

	Capital	Accumulated
	Contributions	Deficit	Total
	(All dollar amounts in thousands)

Balance, December 31, 2003	$725,000	$(135,984)	$589,016
Net income	—	34,852	34,852
Dividend payments to related party on Preferred Member’s Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(10,711)	(10,711)

Balance, December 31, 2004	$725,000	$(129,843)	$595,157
Net income	—	11,003	11,003
Dividend payments to related party on Preferred Member’s Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(23,546)	(23,546)

Balance, December 31, 2005	$725,000	$(160,386)	$564,614
Net loss	—	(15,238)	(15,238)
Dividend payments to related party on Preferred Member’s Interest	—	(18,000)	(18,000)
Dividend payments to MCC	—	(43,331)	(43,331)

Capital contributions	103,040	—	103,040
Capital distributions	(175,730)	—	(175,730)

Balance, December 31, 2006	$652,310	$(236,955)	$415,355

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(All dollar amounts in thousands)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(15,238)	$11,003	$34,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,152	115,314	107,592
Gain (loss) on derivatives, net	8,718	(6,638)	(10,929)
Loss on early extinguishment of debt	8,206
Amortization of deferred financing costs	2,622	4,600	2,099
Share-based compensation	1,046	217	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(7,000)	(4,918)	3,235
Prepaid expenses and other assets	(48,226)	(20,791)	6,491
Accrued expenses	6,921	5,848	(33,590)
Deferred revenue	2,956	1,643	629
Other non-current liabilities	(2,746)	(1,240)	(4,075)

Net cash flows provided by operating activities	64,411	105,038	106,304

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(103,217)	(108,100)	(83,656)
Other investing activities	—	—	(1,738)

Net cash flows used in investing activities	(103,217)	(108,100)	(85,394)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
New borrowings	1,353,000	333,750	126,750
Repayment of debt	(1,075,127)	(479,335)	(117,463)
Redemption/repayment of senior notes	(400,000)	—	—
Issuance of senior notes	300,000	200,000	—
Financing costs	(169)	(11,795)	(1,735)
Capital contribution	103,040	—	—
Capital distribution	(175,730)	—	—
Dividend payments on preferred members’ interests	(18,000)	(18,000)	(18,000)
Dividend payment to parent	(43,331)	(23,546)	(10,711)

Net cash flows provided by (used in) financing activities	43,683	1,074	(21,159)

Net decrease in cash	4,877	(1,988)	(249)
CASH, beginning of period	7,142	9,130	9,379

CASH, end of period	$12,019	$7,142	$9,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$127,606	$92,151	$86,388

The accompanying notes are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, the “Company”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), was organized for the purpose of acquiring cable systems from AT&T Broadband, LLC in 2001. As of December 31, 2006, the Company was operating cable systems in the states of Georgia, Illinois, Iowa and Missouri.

Mediacom Broadband relies on its parent, MCC, for various services such as corporate and administrative support. The financial position, results of operations and cash flows of Mediacom Broadband could differ from those that would have resulted had Mediacom Broadband operated autonomously or as an entity independent of MCC. See Notes 6, 7 and 8.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of Mediacom Broadband and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include assessment and valuation of intangibles, useful lives of property, plant and equipment and the valuation of programming liabilities. Actual results could differ from those and other estimates. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) (see Note 10).

Revenue Recognition

Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the year ended December 31, 2006 and 2005, respectively, the Company revised its estimate of probable losses in the accounts receivable of its advertising businesses to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.3 million and $0.9 million for the year ended December 31, 2006 and 2005, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.5 million for year ended December 31, 2006.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipment and subscriber devices	5 to 20 years
Vehicles	3 to 5 years
Furniture, fixtures and office equipment	5 years

The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, write-offs, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains or losses are included in depreciation and amortization expense in the consolidated statement of operations.

The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our telephony product. Costs include direct labor and material, as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

Capitalized Software Costs

The Company accounts for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in the Company’s telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over its respective estimated useful life of 10 years. During the years ended

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 and 2005, the Company capitalized approximately $4.4 million and $1.1 million, respectively of software development costs.

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $16.5 million, $15.1 million and $14.3 million for the year ended December 31, 2006, 2005 and 2004, respectively.

Intangible Assets

In accordance with FASB No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the year ended December 31, 2006, 2005 and 2004 was approximately $2.1 million, $2.1 million and $2.6 million, respectively. The Company’s estimated aggregate amortization expense for the year of 2007 through 2011 and beyond are $2.1 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $1.3 million, respectively.

The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2006, the company held 380 franchises in areas located throughout the United States. The Company acquired these cable franchises through acquisitions of cable systems and they were accounted for using the purchase method of accounting.

The Company has directly assessed the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company makes assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of the Company’s cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.

Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. The Company completed its annual impairment test as of October 1, 2006, which reflected no impairment of franchise rights and goodwill.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs are deferred and amortized as other expense and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the disclosure of factors used to identify an enterprise’s reportable segments. The Company’s operations are organized and

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of its consolidated balance sheet. The Company’s accounting policies for these instruments are based on whether they meet its criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Accounting for Asset Retirement

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviewed its asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as the Company’s rights-of-way under franchise agreements. Certain of the Company’s franchise agreements and leases contain provisions that require restoration or removal of equipment if the franchises or leases are not renewed. Based on historical experience, the Company expects to renew its franchise agreements. In the unlikely event that any franchise agreement is not expected to be renewed, the Company would record an estimated liability. However, in determining the fair value of the Company’s asset retirement obligation, consideration will be given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

Upon adoption of SFAS No. 143, the Company determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The Company initially recorded a $1.8 million asset in property, plant and equipment and a corresponding liability of $1.8 million.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

Programming Costs

The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. Programming costs are recognized when the Company distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company defers them within non-current liabilities in its consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

Share-based Compensation

The Company adopted SFAS No. 123(R) on January 1, 2006 (see Note 10). The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Income Taxes

Since the Company is a limited liability company, it is not subject to federal or state income taxes and no provision for income taxes relating to its operations has been reflected in the accompanying consolidated financial statements. Income or loss of the limited liability company is reported in MCC’s income tax returns.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of other comprehensive income/loss by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, Amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective as of January 1, 2007 and the Company does not believe that the adoption will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No 140” (“SFAS No. 156”). SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 provides guidance surrounding the process of quantifying financial statement misstatements. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted SAB No. 108 in 2006. This bulletin did not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that this Statement will have a material impact on its consolidated financial condition or results of operations.

3.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2006 and 2005, property, plant and equipment consisted of (dollars in thousands):

	2006	2005

Cable systems, equipment and subscriber devices	$1,138,654	$1,047,978
Vehicles	34,190	33,908
Buildings and leasehold improvements	24,621	24,487
Furniture, fixtures and office equipment	16,011	12,576
Land and land improvements	4,576	4,577

	1,218,052	1,123,526
Accumulated depreciation	(501,713)	(405,316)

Property, plant and equipment, net	$716,339	$718,210

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $105.1 million, $113.2 million and $105.0 million, respectively. As of December 31, 2006 and 2005, the Company had property under capitalized leases of $5.5 million and $5.5 million before accumulated depreciation, and $0.9 million and $2.3 million, respectively, net of accumulated depreciation. During the year ended December 31, 2006, 2005 and 2004 the Company incurred gross interest expense of $111.8 million, $98.9 million and $87.4 million, respectively, of which $1.7 million, $1.6 million and $1.3 million was capitalized.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2006 and 2005 (dollars in thousands):

	December 31,	December 31,
	2006	2005

Accrued programming costs	$29,071	$32,486
Accrued taxes and fees	19,138	16,005
Accrued payroll and benefits	13,509	11,917
Accrued interest	11,468	29,732
Accrued property, plant and equipment	9,368	6,869
Accrued telecommunications	7,119	5,447
Intercompany accounts payable and other accrued expenses	38,223	18,519

	$127,896	$120,975

5.	DEBT

As of December 31, 2006 and 2005, debt consisted of (dollars in thousands):

	December 31,	December 31,
	2006	2005

Bank credit facilities	$1,095,500	$816,250
11% senior notes due 2013	—	400,000
8 1/2% senior notes due 2015	500,000	200,000
Capital lease obligations	743	2,120

	$1,596,243	$1,418,370
Less: current portion	68,707	43,858

Total long-term debt	$1,527,536	$1,374,512

Bank Credit Facilities

The operating subsidiaries of the Company maintain a $1.64 billion senior secured credit facility (the “Credit Facility”). The Credit Facility originally consisted of a revolving credit facility (the “revolver”) with a $600.0 million revolving credit commitment, a $300.0 million term loan (the “term loan A”) and a $500.0 million term loan (the “term loan B”). On October 11, 2005, the Company amended the revolving credit portion of its senior secured credit facility: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. On May 5, 2005, the Company refinanced the term loan B with a new term loan (the “term loan C”) in the amount of $500.0 million. On May 5, 2006, the Company refinanced the term loan C with a new term loan (the “term loan D”) in the amount of $800.0 million. The term loan D consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The term loan A matures on February 1, 2014 and, beginning on September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original principal amount. The term loan D matures on January 31, 2015 and is subject to quarterly reductions of 0.25% from March 31, 2007 to December 31, 2014, and 92.00% on maturity, of the original principal amount.

As of December 31, 2006, the maximum commitment available under the revolver was $614.0 million and the revolver had an outstanding balance of $69.0 million. As of the same date, the term loans A and D had outstanding balances of $226.5 million and $800.0 million, respectively.

The credit agreement of the Credit Facility (the “credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding revolver and term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the term loan B is payable at either the Eurodollar rate plus a floating percentage ranging from 1.50% to 1.75% or the base rate plus a floating percentage ranging from 0.50% to 0.75%.

For the year ended December 31, 2006, the maximum commitment amount under the portion of the revolver subject to reduction was reduced by $30.4 million or 12.5% of the original commitment amount; the outstanding debt under the term loan A was reduced by $37.5 million or 12.5% of the original principal amount; and the outstanding debt under the term loan C was reduced by $1.3 million or 0.25% of the original principal amount.

For the year ended December 31, 2007, the maximum commitment amount under the portion of the revolver subject to reduction will be reduced by $48.7 million, or 20.0% of the original commitment amount; the outstanding debt under the term loan A will be reduced by $60.0 million, or 20.0% of the original principal amount; and the outstanding debt under the term loan D will be reduced by $8.0 million, or 1.0% of the original principal amount.

The credit agreement requires compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The credit agreement also requires compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the credit agreement as of and for all periods in the year ended December 31, 2006.

The credit agreement is collateralized by our pledge of all our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests.

The average interest rate on debt outstanding under the credit facility was 7.1% and 6.2% for the years ended December 31, 2006 and December 31, 2005, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2006, the Company had approximately $531.1 million of unused bank commitments under its bank credit facilities, of which $420.2 million could be borrowed and used for general corporate purposes based on the term and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of December 31, 2006.

As of December 31, 2006, approximately $13.9 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements. The fair value of such letters of credit was immaterial.

Interest Rate Exchange Agreements

The Company uses interest rate exchange agreements in order to fix the interest rate on a portion of its floating rate debt. As of December 31, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $650.0 million is fixed at a weighted average rate of approximately 4.9%.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $150.0 million, $400.0 million and $100.0 million during the years ended December 31, 2007, 2009 and 2010, respectively.

The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. As of December 31, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet a net accumulated liability for derivatives of $3.4 million. As a result of the mark-to-market valuation on these interest rate swaps, the Company recorded a loss on derivatives of $8.7 million during the year ended December 31, 2006, a gain on derivatives of $6.6 million for the year ended December 31, 2005, and a gain on derivates of $10.9 million during the year ended December 31, 2004.

Senior Notes

On June 29, 2001, Mediacom Broadband LLC and its wholly-owned subsidiary, Mediacom Broadband Corporation, a Delaware corporation, (together, the “Issuers”) jointly issued $400.0 million aggregate principal amount of 11% notes due July 2013 (the “11% Senior Notes”). The 11% Senior Notes are unsecured obligations of Mediacom Broadband LLC and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers, and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC.

On August 30, 2005, the Issuers jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes are unsecured obligations of Mediacom Broadband LLC, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The proceeds were used to reduce amounts outstanding under the revolving credit portion of the Company’s credit facilities.

On October 5, 2006, the Issuers jointly issued an additional $300.0 million aggregate principal amount of 8 1/2% Senior Notes. The proceeds were used to reduce amounts outstanding under the revolving credit portion of the Company’s credit facilities.

The Issuers were in compliance with the indentures governing their Senior Notes as of and for all periods in the year ended December 31, 2006.

Loss on Early Extinguishment of Debt

For the year ended December 31, 2006, the Company recorded in its consolidated statement of operations a loss on early extinguishment of debt of $31.2 million, representing $22.0 million of call premium, $1.0 million of bank fees and the write-off of $8.2 million of unamortized deferred financing costs.

Fair Value and Debt Maturities

The fair value of the Company’s bank credit facility approximates the carrying value. The fair values at December 31, 2006 of the 8 1/2% Senior Notes was approximately $511.3 million.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stated maturities of all debt outstanding as of December 31, 2006 are as follows (dollars in thousands):

2007	$68,707
2008	68,036
2009	90,500
2010	32,000
2011	8,000
Thereafter	1,329,000

$1,596,243

6.	PREFERRED MEMBERS’ INTERESTS

In July 2001, the Company received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the years ended December 31, 2006 and 2005, the Company paid in aggregate $18.0 million in cash dividends on the preferred equity.

7.	MEMBER’S EQUITY

As a wholly-owned subsidiary of MCC, the Company’s business affairs, including its financing decisions, are directed by MCC. For the year ended December 31, 2006, 2005 and 2004, the Company paid cash dividends to MCC of approximately $43.3 million, $23.5 million and $10.7 million, respectively, as permitted under the Company’s debt arrangements.

8.	RELATED PARTY TRANSACTIONS

MCC manages the Company pursuant to a management agreement with each operating subsidiary. Under such agreements, MCC has full and exclusive authority to manage the day to day operations and conduct the business of the Company. The Company remains responsible for all expenses and liabilities relating to construction, development, operation, maintenance, repair, and ownership of its systems. Management fees for the year ended December 31, 2006, 2005 and 2004 amounted to approximately $12.6 million, $12.2 million and $10.6 million, respectively.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled under each management agreement to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of each of the operating subsidiaries. MCC is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager.

Mediacom LLC, a wholly-owned subsidiary of MCC, is a preferred equity investor in the Company. See Note 6 for a discussion of the transactions between these two parties.

9.	EMPLOYEE BENEFIT PLANS

Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pretax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $1.2 million for the year ended December 31, 2006 and $1.2 million for the year ended December 31, 2005 and 2004, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SHARE-BASED COMPENSATION

Share-based Compensation

In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or “2003 Plan”, which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other stock-based awards, in addition to annual incentive awards. The 2003 plan has 21,000,000 shares of common stock available for issuance in settlement of awards. As of December 31, 2006, approximately 14,575,000 shares were available for future awards under the 2003 plan.

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

Under this method, prior periods are not restated and the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-based Payment” (SAB No. 107), relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

Impact of the Adoption of SFAS No. 123(R)

Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R)was approximately $0.7 million for the year ended December 31, 2006. Compensation expense related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total share-based compensation expense was as follows (dollars in thousands, except per share data):

Year Ended
December 31,
2006

Share-based compensation expense by type of award:
Employee stock options	$463
Employee stock purchase plan	250
Restricted stock units	333

Total share-based compensation expense	$1,046

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R)was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $1.1 million as of December 31, 2006, which will be recognized over a weighted average period of 1.5 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards. The Company has elected the “short-cut” method to calculate the historical pool of windfall tax benefits.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss and loss per share would have been as follows for the years ended December 31, 2005 and 2004, respectively (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004

Net income, as reported	$11,003	$34,852
Add: Total stock-based compensation expense included in net loss (income) as reported above	217	—
Deduct: Total stock based compensation expense determined under fair value based method of all awards	(993)	(821)

Pro forma, net income	$10,227	$34,031

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Year Ended		Year Ended
	December 31,		December 31,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	56.0%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	3.9%	4.7%	4.0%
Expected option life (in years)	4.3	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	—	—

MCC does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the Company’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the year ended December 31, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures. The awards are subject to annual vesting periods not to exceed 6 years from the date of grant.

The following table summarized the activity of MCC’s option plans for the year ended December 31, 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (In Years)	Value (in thousands)

Outstanding at January 1, 2006	508,425	$10.56
Granted	45,000	5.77
Exercised	(4,500)	6.94
Forfeited	(65,390)	7.25
Expired	—	—

Outstanding at December 31, 2006	483,535	$10.85	5.4	$191

Vested or expected to vest at December 31, 2006	464,749	$10.65	5.4	$174

Exercisable at December 31, 2006	349,349	$11.11	5.5	$70

The weighted average fair value at the date of grant of a Class A common stock option granted under the MCC’s option plan during the year ended December 31, 2006 was $2.84. During the year ended December 31, 2006, approximately 95,186 shares vested with a weighted average exercise price of $10.71. The proceeds received by the Company resulting from the exercise of stock options during 2006 were immaterial.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning stock option activity for the year ended December 31, 2005 and 2004, respectively:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	537,969	$10.94
Granted	2,000	8.82
Exercised	—	—
Forfeited	(34,954)	10.90

Outstanding at December 31, 2004	505,015	$10.93
Granted	36,000	5.42
Exercised	—	—
Forfeited	(32,590)	10.67

Outstanding at December 31, 2005	508,425	$10.56

The Company had options exercisable on underlying shares amounting to 270,441, 184,094 and 83,700 with average prices of $11.05, $11.24 and $11.96 at December 31, 2005, 2004 and 2003, respectively. The weighted average fair value of options granted was $2.63, $4.25 and $3.37 per share for the year ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes information concerning stock options outstanding as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic	Number of	Remaining	Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Contractual	Exercise	Value
Exercise Prices	Outstanding	Life	Price	(In Thousands)	Outstanding	Life	Price	(In Thousands)

$5.00 — $11.96	483,535	5.4 years	$10.85	$191	349,349	5.5 years	$11.11	$70
$12.01 — $18.00	—	—	—	—	—	—	—	—
$18.01 — $22.00	—	—	—	—	—	—	—	—

	483,535	5.4 years	$10.85	$191	349,349	5.5 years	$11.11	$70

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s stock price of $8.04 per share as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

During 2005 and 2004, the Company accounted for its stock option plans and employee stock purchase program under APB No. 25. Accordingly, no compensation expense has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS No. 148 requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and income (loss) per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 4.0% and 3.5% for the years ended December 31, 2005 and 2004, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation expense been recorded for the employee options under SFAS No. 148, the compensation expense would have been $0.6 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees and directors (together, the “participants”) in MCC’s Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding RSUs, based on the Company’s stock price of $8.04 per share as of December 31, 2006, was $1.6 million.

The following table summarizes the activity of the Company’s restricted stock unit awards for the year ended December 31, 2006:

	Number of	Weighted
	Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value

Unvested Awards at January 1, 2006	185,100	$5.48
Granted	99,700	5.73
Awards Vested	(10,025)	5.69
Forfeited	(70,175)	5.47

Unvested Awards at December 31, 2006	204,600	$5.59

Employee Stock Purchase Plan

MCC maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 129,094, 120,872, and 117,279 in 2006, 2005 and 2004 respectively. The net proceeds to the Company were approximately $0.7 million for each of the years ended December 31, 2006, 2005 and 2004, respectively. During 2005 and 2004, compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25. The weighted average fair value of all of the stock issued under the ESPP was estimated on the purchase date using the Black-Scholes model with the following assumptions: (i) discount rate equal to the six year bond rate on the stock purchase date; (ii) expected dividend yields of 0%; (iii) expected lives of six months; and (iv) expected volatility of 45%. Had compensation expense been recorded for the stock issued for the ESPP under SFAS No. 148, the compensation costs would have been approximately $0.2 million and $0.2 million for the year ended December 31, 2005 and 2004, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $3.2 million, $2.5 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2007	$2,359
2008	1,444
2009	1,313
2010	1,084
2011	950
Thereafter	415

$7,565

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $5.3 million, $4.4 million and $4.3 million for the year ended December 31, 2006, 2005 and 2004 respectively.

As of December 31, 2006, approximately $13.9 million of letters of credit were issued in favor of various parties to secure the Company’s performance relating to franchise and lease requirements. The fair value of such letters of credit were not material.

Legal Proceedings

The Company, its parent company and its subsidiaries or other affiliated companies are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

12.	SUBSEQUENT EVENTS

Cable systems serving the Company’s subscribers carry the broadcast signals of 4 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. (“Sinclair”) under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. All of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that the Company delivers to approximately half of its total subscribers. The other stations are affiliates of the recently launched CW or MyNetwork broadcast networks or are unaffiliated with a national broadcast network.

On September 28, 2006, Sinclair exercised its right to deliver notice to the Company to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend the Company’s right to carriage of its signals until January 5, 2007. The Company and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed the Company to discontinue carriage of its stations. On February 2, 2007, the Company and Sinclair reached agreement and Sinclair stations were immediately restored on the affected cable systems. The Company lost a modest amount of subscribers as a result of the carriage interruption. These events had an immaterial impact on the Company’s financial statements as of, and for the year ended, December 31, 2006.

Schedule II

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to	Balance at
	Beginning of	Costs	Other	Costs	Other	end of
	Period	and Expenses	Accounts	and Expenses	Accounts	Period
	(All dollar amounts in thousands)

December 31, 2004
Allowance for doubtful accounts
Current receivables	$2,455	$1,323	$347	$1,322	—	$2,803
December 31, 2005
Allowance for doubtful accounts
Current receivables	$2,803	$886	$—	$1,384	463	$1,842
December 31, 2006
Allowance for doubtful accounts
Current receivables	$1,842	$2,787	$—	$3,249	—	$1,380

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of December 31, 2006.

There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of December 31, 2006.

There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

MCC is our sole voting member and manager. MCC serves as manager of our operating subsidiaries. The executive officers of Mediacom Broadband LLC and the directors and executive officers of MCC and Mediacom Broadband Corporation are:

Name	Age	Position

Rocco B. Commisso	57	Chairman and Chief Executive Officer of MCC; Chief Executive Officer of Mediacom Broadband LLC; and Chief Executive Officer and Director of Mediacom Broadband Corporation
Mark E. Stephan	50	Executive Vice President, Chief Financial Officer and Director of MCC; Executive Vice President and Chief Financial Officer of Mediacom Broadband LLC; and Executive Vice President and Chief Financial Officer of Mediacom Broadband Corporation
John G. Pascarelli	45	Executive Vice President, Operations of MCC
Italia Commisso Weinand	53	Senior Vice President, Programming and Human Resources of MCC
Joseph E. Young	58	Senior Vice President, General Counsel and Secretary of MCC
Charles J. Bartolotta	52	Senior Vice President, Customer Operations of MCC
Calvin G. Craib	52	Senior Vice President, Business Development of MCC
Brian Walsh	41	Senior Vice President and Corporate Controller of MCC
Craig S. Mitchell	48	Director of MCC
William S. Morris III	72	Director of MCC
Thomas V. Reifenheiser	71	Director of MCC
Natale S. Ricciardi	58	Director of MCC
Robert L. Winikoff	60	Director of MCC

Rocco B. Commisso has 28 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 20 years of experience with the cable television industry and has served as our Executive Vice President and Chief Financial Officer since July 2005. Prior to that he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice

President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

John G. Pascarelli has 26 years of experience in the cable television industry and has served as our manager’s Executive Vice President, Operations since November 2003. Prior to that he was our manager’s Senior Vice President, Marketing and Consumer Services from June 2000 and our manager’s Vice President of Marketing from March 1998. Before joining our manger in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

Italia Commisso Weinand has 30 years of experience in the cable television industry. Before joining our manager in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.

Joseph E. Young has 22 years of experience with the cable television industry. Before joining our manager in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Charles J. Bartolotta has 24 years of experience in the cable television industry. Before joining our manager in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

Calvin G. Craib has 25 years of experience in the cable television industry and has served as our manager’s Senior Vice President, Business Development since August 2001. Prior to that he was our manager’s Vice President, Business Development since April 1999. Before joining our manager in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

Brian M. Walsh has 19 years of experience in the cable television industry and has served as our manager’s Senior Vice President and Corporate Controller since February 2005. Prior to that he was our manager’s Senior Vice President, Financial Operations from November 2003, our manager’s Vice President, Finance and Assistant to the Chairman from November 2001, our manager’s Vice President and Corporate Controller from February 1998 and our manager’s Director of Accounting from November 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past six years. He currently serves as its Senior Vice President of Finance, Treasurer and Secretary and is also a member of its board of directors.

William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past six years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

Thomas V. Reifenheiser served for more than six years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a member of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is also a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company.

Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past six years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its President, Global Manufacturing, with responsibility for all of Pfizer’s manufacturing facilities.

Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal LLP since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal LLP currently serves as our outside general counsel, and prior to such representation, Cooperman Levitt Winikoff Lester & Newman, P.C. served as our outside general counsel from 1995.

The board of directors of our manager has adopted a code of ethics applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. This code of ethics was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2003.

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

Management Agreements

Pursuant to management agreements between MCC and our operating subsidiaries, MCC is entitled to receive annual management fees in amounts not to exceed 4.0% of our gross operating revenues. For the year ended December 31, 2006, MCC received $12.6 million of such management fees, approximately 1.9% of our gross operating revenues.

Other Relationships

In July 2001, we received a $150.0 million preferred equity investment from Mediacom LLC. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. For the year ended December 31, 2006, we paid in aggregate $18.0 million in cash dividends on the preferred equity.

In the first half of 2006, we made distributions to MCC of $43.3 million primarily to fund its board authorized share repurchase program.

In June 2006, we made a $175.7 million distribution to MCC to allow it to repay its 5.25% convertible notes, plus accrued interest.

Investment banking firms or their affiliates have in the past engaged in transactions with and performed services for us and our affiliates in the ordinary course of business, including commercial banking, financial advisory and investment banking services. Furthermore, these companies or their affiliates may perform similar services for us and our affiliates in the future. Affiliates of certain of these companies are agents and lenders under our subsidiary credit facility. The Bank of New York, an affiliate of BNY Capital Markets, Inc., acts as trustee for certain of our senior notes. Deutsche Bank Trust Company Americas, an affiliate of Deutsche Bank Securities Inc., acts as registrar and paying agent for certain of our senior notes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our allocated portion of fees from MCC for professional services provided by our independent auditor in each of the last two fiscal years, in each of the following categories are as follows (dollars in thousands):

	2006	2005

Audit fees	$564	$749
Audit-related fees	44	64
Tax fees	—	8
All other fees	—	2

Total	$608	$823

Audit fees include fees associated with the annual audit (including Sarbanes-Oxley procedures), the reviews of our quarterly reports on Form 10-Q and annual reports on Form 10-K. Audit-related fees include fees associated with the audit of an employee benefit plan and transaction reviews. Certain reclassifications have been made in the prior year to conform to the current year’s presentation.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1		Certificate of Formation of Mediacom Broadband LLC(1)
3.2		Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(1)
3.3		Certificate of Incorporation of Mediacom Broadband Corporation(1)
3.4		By-Laws of Mediacom Broadband Corporation(1)
4.1		Indenture relating to 8 1/2% senior notes due 2015 of Mediacom Broadband LLC and Mediacom Broadband Corporation(2)
10	.1(a)	Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(3)
10	.2(b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.(4)

Exhibit
Number		Exhibit Description

10	.2(c)	Amendment No. 2, dated as a May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(5)
10.3		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(5)
12.1		Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends
14.1		Code of Ethics(6)
21.1		Subsidiaries of Mediacom Broadband LLC
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2		Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1		Section 1350 Certifications of Mediacom Broadband LLC
32.2		Section 1350 Certifications of Mediacom Broadband Corporation

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Mediacom Communications Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Mediacom Broadband LLC and incorporated herein by reference.

(c)	Financial Statement Schedule

The following financial statement schedule — Schedule II — Valuation of Qualifying Accounts — is part of this Form 10-K and is on page 76.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband LLC

March 27, 2007

By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chief Executive Officer (principal executive officer)	March 27, 2007

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Broadband Corporation

March 27, 2007

By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chief Executive Officer and Director (principal executive officer)	March 27, 2007

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2007

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.

The Registrants have not sent and will not send any proxy material to their security holders. A copy of this annual report on Form 10-K will be sent to holders of the Registrant’s outstanding debt securities.