Form 10-Q
period 2007-03-31
MEDIACOM  BROADBAND CORP; MEDIACOM  BROADBAND LLC
filed 2007-05-15
CIK 1161366, 1161364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

Commission File Numbers:	333-72440
333-72440-01
Mediacom Broadband LLC
Mediacom Broadband Corporation*
(Exact names of Registrants as specified in their charters)

Delaware Delaware	06-1615412 06-1630167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)
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

☐ Yes	☑ No
Note: As a voluntary filer, not subject to the filing requirements, the Registrants have filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
FOR THE PERIOD ENDED MARCH 31, 2007

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$6,728	$12,019
Accounts receivable, net of allowance for doubtful accounts of $1,034 and $1,380	37,897	43,205
Prepaid expenses and other current assets	56,582	68,379

Total current assets	101,207	123,603

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $525,903 and $501,713	715,722	716,339
Franchise rights	1,251,386	1,251,386
Goodwill	204,582	204,582
Subscriber lists, net of accumulated amortization of $21,836 and $21,319	11,286	11,803

Total investment in cable television systems	2,182,976	2,184,110

Other assets, net of accumulated amortization of $4,282 and $3,636	16,436	17,086

Total assets	$2,300,619	$2,324,799

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accrued liabilities	$114,422	$127,896
Deferred revenue	26,186	25,430
Current portion of long-term debt	68,396	68,707

Total current liabilities	209,004	222,033

Long-term debt, less current portion	1,521,500	1,527,536
Other non-current liabilities	10,916	9,875

Total liabilities	1,741,420	1,759,444

Commitments and contingencies (Note 9)

PREFERRED MEMBERS’ INTEREST	150,000	150,000

MEMBER’S EQUITY
Capital contributions	652,310	652,310
Accumulated deficit	(243,111)	(236,955)

Total member’s equity	409,199	415,355

Total liabilities, preferred members’ interest and member’s equity	$2,300,619	$2,324,799

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$173,352	$162,827

Costs and expenses:
Service costs (exclusive of depreciation and amortization shown below)	74,331	65,102
Selling, general and administrative expenses	37,195	35,204
Management fee expense	3,322	2,977
Depreciation and amortization	26,849	27,184

Operating income	31,655	32,360

Interest expense, net	(29,524)	(27,017)
Loss on derivatives, net	(2,318)	(59)
Other expense, net	(1,465)	(1,376)

Net (loss) income	$(1,652)	$3,908

Dividend to preferred member	4,500	4,500

Net loss applicable to member	$(6,152)	$(592)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,652)	$3,908
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,849	27,184
Loss on derivatives, net	2,318	59
Amortization of deferred financing costs	645	752
Share-based compensation	289	301
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	5,308	3,018
Prepaid expenses and other assets	10,840	(6,440)
Accrued liabilities	(13,474)	(6,509)
Deferred revenue	756	1,493
Other non-current liabilities	(524)	(645)

Net cash flows provided by operating activities	$31,355	$23,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,799)	(22,053)

Net cash flows used in investing activities	$(25,799)	$(22,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	16,000	73,000
Repayment of debt	(22,347)	(41,961)
Financing costs	—	(145)
Dividend payment on preferred members’ interest	(4,500)	(4,500)
Dividend payment to parent	—	(26,487)

Net cash flows used in financing activities	$(10,847)	$(93)

Net (decrease) increase in cash	(5,291)	975

CASH, beginning of period	12,019	7,142

CASH, end of period	$6,728	$8,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$18,930	$32,911

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
The Company has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.
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

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$1,160,171	$1,138,654
Vehicles	35,810	34,190
Buildings and leasehold improvements	24,629	24,621
Furniture, fixtures and office equipment	16,439	16,011
Land and land improvements	4,576	4,576

	1,241,625	1,218,052
Accumulated depreciation	(525,903)	(501,713)

Property, plant and equipment, net	$715,722	$716,339

4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Accrued programming costs	$29,247	$29,071
Accrued interest	23,419	11,468
Accrued taxes and fees	14,926	19,138
Accrued payroll and benefits	13,801	13,509
Accrued property, plant and equipment	4,679	9,368
Accrued telecommunications costs	3,819	7,119
Intercompany accounts payable and other accrued expenses	24,531	38,223

	$114,422	$127,896

5. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Bank credit facilities	$1,089,500	$1,095,500
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	396	743

	$1,589,896	$1,596,243
Less: current portion	68,396	68,707

Total long-term debt	$1,521,500	$1,527,536

Bank Credit Facilities
The average interest rate on outstanding debt under the Company’s bank credit facilities as of March 31, 2007 and 2006, was 7.2% and 6.5%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2007, the Company had unused credit commitments of approximately $507.9 million under its bank credit facilities, of which $325.2 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2007.
As of March 31, 2007, approximately $13.9 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2007, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $500.0 million is fixed at a weighted average rate of approximately 5.30%. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended March 31, 2007. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $400.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively. As of, and for the three months ended, March 31, 2007 and 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet a net accumulated liability for derivatives of $5.7 million and a net accumulated investment in derivatives of $5.3 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and a loss on derivatives of $2.3 million and $0.1 million, respectively.
6. PREFERRED MEMBERS’ INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in the Company as of March 31, 2007. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended March 31, 2007 and 2006, the Company paid $4.5 million in cash dividends on the preferred equity.
7. MEMBER’S EQUITY
Share-based Compensation
Effective January 1, 2006, MCC adopted SFAS No. 123(R), “Share-Based Payment”, requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$124	$117
Employee stock purchase plan	49	123
Restricted stock units	116	61

Total share-based compensation expense	$289	$301

During the three months ended March 31, 2007, 38,000 stock options and 123,600 restricted stock units were granted under MCC’s compensation programs. The weighted average fair values associated with these grants were $3.66 per stock option and $7.99 per restricted stock unit.

Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 55,394 and 65,840 during the three months ended March 31, 2007 and 2006, respectively. The net proceeds to the Company were approximately $0.3 million for each of the three months ended March 31, 2007 and 2006, respectively.
8. COMMITMENTS AND CONTINGENCIES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”). Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple play bundles of video, HSD, and voice to 92% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
As of March 31, 2007, our cable systems passed an estimated 1.48 million homes and served 740,000 basic video subscribers in four states. We provide digital video services to 305,000 customers, representing a penetration of 41.2% of our basic subscribers. We also currently provide HSD to 331,000 customers, representing a penetration of 22.4% of our estimated homes passed. We introduced phone service during the second half of 2005, and provided service to about 78,000 customers as of March 31, 2007, representing a penetration of 5.8% of our estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve. As of March 31, 2007, we served 1.45 million RGUs, which represent the total of basic subscribers and digital, data and phone customers.
We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV and Echostar now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver local television broadcast signals has been the primary cause of our loss of basic subscribers in recent years.
Retransmission Consent
Prior to February 2007, cable systems serving our subscribers carried the broadcast signals of 4 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. (“Sinclair”) under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. All of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that we deliver to approximately half of our total subscribers.
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems.
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
Actual Results of Operations
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
The following table sets forth our unaudited consolidated statement of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change

Revenues	$173,352	$162,827	$10,525	6.5%

Costs and expenses:
Service costs	74,331	65,102	9,229	14.2%
Selling, general and administrative expenses	37,195	35,204	1,991	5.7%
Management fee expense	3,322	2,977	345	11.6%
Depreciation and amortization	26,849	27,184	(335)	(1.2%)

Operating income	31,655	32,360	(705)	(2.2%)

Interest expense, net	(29,524)	(27,017)	(2,507)	9.3%
Loss on derivatives, net	(2,318)	(59)	(2,259)	NM
Other expense, net	(1,465)	(1,376)	(89)	6.5%

Net (loss) income	$(1,652)	$3,908	$(5,560)	NM

Adjusted OIBDA	$58,793	$59,845	$(1,052)	(1.8%)

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$58,793	$59,845	$(1,052)	(1.8%)
Non-cash, share-based compensation	(289)	(301)	12	NM
Depreciation and amortization	(26,849)	(27,184)	335	(1.2%)

Operating income	$31,655	$32,360	$(705)	(2.2%)

Revenues
The following table sets forth revenue, subscriber and average monthly revenue statistics for the three months ended March 31, 2007 and 2006 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Video	$119,139	$119,870	$(731)	(0.6%)
Data	36,080	30,880	5,200	16.8%
Phone	7,611	2,836	4,775	168.4%
Advertising	10,522	9,241	1,281	13.9%

	$173,352	$162,827	$10,525	6.5%

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
Basic subscribers	740,000	771,800	(31,800)	(4.1%)
Digital customers	305,000	289,600	15,400	5.3%
Data customers	331,000	280,000	51,000	18.2%
Phone customers	78,000	36,000	42,000	116.7%

RGUs(1)	1,454,000	1,377,400	76,600	5.6%

Average total monthly revenue per basic subscriber (2)	$77.51	$70.27	$7.24	10.3%
Average total monthly revenue per RGU (3)	$39.85	$39.87	$(0.02)	(0.1%)

(1)	Represents the total of basic subscribers, digital customers, data customers, and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by average number of basic subscribers for such period.

(3)	Represents revenues for the quarter divided by average number of RGUs for such period.
Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection, and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category. Phone revenues represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Revenues rose 6.5%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 10.3% to $77.51. RGUs grew 5.6% year-over-year and average total monthly revenue per RGU was essentially flat compared with the prior year period.
Video revenues were essentially flat relative to the first quarter of 2006, with higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. The first quarter performance was impacted by our postponement until the second quarter of basic video rate adjustments that are typically applied earlier in the year, as well as $0.9 million in credits issued to customers because of ice storms. During the three months ended March 31, 2007, we lost 11,000 basic subscribers, compared to a loss of 1,200 for the same period last year. The loss of basic subscribers in the first quarter of 2007 was primarily due to the Sinclair dispute.
Data revenues rose 16.8%, primarily due to an 18.2% year-over-year increase in data customers.

Phone revenues grew 168.4%, largely due to a 116.7% increase in phone customers. As of March 31, 2007, Mediacom Phone was marketed to approximately 1.35 million of our 1.48 million estimated homes passed, and we expect to market the product to approximately 95% of our estimated homes passed by the end of 2007.
Advertising revenues increased 13.9%, largely as a result of stronger local advertising sales, offset in part by weaker national advertising sales.
Costs and Expenses
Significant service costs and expenses are for: video programming; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; our data and phone services, including payments to third-party providers and costs associated with bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense category and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. Video programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 14.2%, primarily due to customer growth in our phone and HSD services, higher field operating expenses and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 45.0% commensurate with the significant increase of our phone and data customers. Field operating costs rose 43.6%, primarily as a result of expenses associated with (i) the purchase of antennas during the Sinclair dispute, which were distributed to our customers so that they could receive the affected off-air broadcast signals, and (ii) higher outside contractor usage, which in part covered repairs to our network damaged in ice storms during the quarter, offset in part by lower pole rental expenses. Programming expense increased 5.3%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 42.9% and 40.0% for the three months ended March 31, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 5.7%, principally due to higher marketing costs and bad debt expenses, offset in part by lower taxes and fees. Marketing costs rose 29.4% largely due to product and service advertising and mailing campaigns. Bad debt expenses were higher by 34.4% primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 21.5% and 21.6% for the three months ended March 31, 2007 and 2006, respectively.
We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 11.6%, reflecting higher overhead costs charged by MCC. As a percentage of revenues, management fee expense was 1.9% and 1.8% for the three months ended March 31, 2007 and 2006, respectively.
Depreciation and amortization expense remained relatively unchanged.
Adjusted OIBDA
Adjusted OIBDA decreased 1.8%, principally due to higher costs and expenses, including the one-time impact of the Sinclair dispute, substantially offset by revenue growth.

Operating Income
Operating income decreased 2.2%, largely due to lower Adjusted OIBDA, offset in part by a modest decline in depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 9.3%, primarily due to higher market interest rates on variable rate debt and, to a lesser extent, the expiration of certain interest rate hedging agreements with favorable rates.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2007, we had interest rate swaps with an aggregate principal amount of $500 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $2.3 million for the three months ended March 31, 2007 compared to a loss of $0.1 million for the three months ended March 31, 2006.
Net (Loss) Income
As a result of the factors described above, we recognized a net loss for the three months ended March 31, 2007 of $1.7 million compared to net income of $3.9 million for the three months ended March 31, 2006.
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending has recently shifted from network upgrade investments to the deployment of advanced services. We also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing.
As of March 31, 2007, our total debt was $1,589.9 million. Of this amount, $68.4 million matures within the twelve months ending March 31, 2008. During the three months ended March 31, 2007, we paid cash interest of $18.9 million, net of capitalized interest. As of March 31, 2007, we had unused revolving credit commitments of approximately $507.9 million, of which approximately $325.2 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through March 31, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with the applicable covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $31.4 million for the three months ended March 31, 2007 compared to $23.1 million for the comparable period last year. The change of $8.3 million is primarily due to the net change in operating assets and liabilities.

During the three months ended March 31, 2007, the net change in our operating assets and liabilities was $2.9 million, primarily due to a decrease in our prepaid expenses and other assets of $10.9 million and a decrease in accounts receivable, net of $5.3 million, offset by a decrease in accrued liabilities of $13.5 million.
Investing Activities
Net cash flows used in investing activities, which consisted of capital expenditures, were $25.8 million for the three months ended March 31, 2007, as compared to $22.1 million for the prior year period. Capital expenditures increased $3.7 million, primarily due to higher spending on customer premise equipment.
Financing Activities
Net cash flows used in financing activities were $10.8 million for the three months ended March 31, 2007, largely due to a net reduction of debt and a dividend payment on preferred members’ interest. Net cash flows used in financing activities were $0.1 million for the comparable period in 2006, largely due to net bank borrowings, a dividend payment to parent and a dividend payment on preferred members’ interest.
Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2009 through 2010, to hedge $500.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended March 31, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $400.0 million and $100.0 million during the years ended December 31, 2009 and 2010, respectively.
As of March 31, 2007, approximately $13.9 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Judgments and Estimates
Use of Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting judgments and estimates that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2006.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of March 31, 2007.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of March 31, 2007.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the risk factors section in Item 1A of our 2006 Form 10-K.
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

MEDIACOM BROADBAND LLC
May 15, 2007	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
May 15, 2007	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC
31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation
32.1	Section 1350 Certifications Mediacom Broadband LLC
32.2	Section 1350 Certifications Mediacom Broadband Corporation