Form 10-Q
period 2008-09-30
MEDIACOM  BROADBAND CORP; MEDIACOM  BROADBAND LLC
filed 2008-11-13
CIK 1161366, 1161364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
Commission File Numbers: 333-72440
                                                      333-72440-01
Mediacom Broadband LLC
Mediacom Broadband Corporation*
(Exact names of Registrants as specified in their charters)

Delaware	06-1615412
Delaware	06-1630167
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Numbers)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable
*  Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and
    is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; economic downturns and other factors which may negatively affect our customers’ demand for our services; increasing programming costs and delivery expenses related to our advanced products and services; changes in laws and regulations; changes in technology; changes in assumptions underlying our critical accounting policies; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; instability in the credit markets which may affect our ability to access capital; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report or our other documents filed with the SEC, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$17,389	$9,076
Accounts receivable, net of allowance for doubtful accounts of $1,342 and $1,207	47,041	47,681
Accounts receivable — affiliates	125,708	104,131
Prepaid expenses and other current assets	9,691	10,380

Total current assets	199,829	171,268
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $683,003 and $603,737	744,965	721,543
Franchise rights	1,247,435	1,247,425
Goodwill	204,005	204,005
Subscriber lists, net of accumulated amortization of $25,217 and $23,503	7,805	9,518

Total investment in cable television systems	2,204,210	2,182,491
Other assets, net of accumulated amortization of $7,745 and $5,625	27,261	14,928

Total assets	$2,431,300	$2,368,687

LIABILITIES, PREFERRED MEMBER’S INTEREST AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$157,696	$140,016
Deferred revenue	29,499	28,136
Current portion of long-term debt	88,375	68,033

Total current liabilities	275,570	236,185

Long-term debt, less current portion	1,684,000	1,641,500
Other non-current liabilities	3,909	20,812

Total liabilities	1,963,479	1,898,497

Commitments and contingencies (Note 8)

PREFERRED MEMBER’S INTEREST (Note 6)	150,000	150,000

MEMBERS’ EQUITY
Capital contributions	634,910	638,910
Accumulated deficit	(317,089)	(318,720)

Total members’ equity	317,821	320,190

Total liabilities, preferred member’s interest and members’ equity	$2,431,300	$2,368,687

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$196,904	183,975	$583,270	539,598

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	81,118	74,815	236,320	222,474
Selling, general and administrative expenses	43,510	41,022	124,865	118,115
Management fee expense	3,737	3,191	11,189	9,767
Depreciation and amortization	26,399	30,871	86,058	85,558

Operating income	42,140	34,076	124,838	103,684

Interest expense, net	(29,676)	(30,982)	(86,240)	(90,720)
Gain (loss) on derivatives, net	3,155	(7,738)	2,387	(4,743)
Gain on sale of cable systems, net	—	2,248	—	2,248
Other expense, net	(1,762)	(57)	(3,462)	(2,335)

Net income (loss)	13,857	(2,453)	37,523	8,134

Dividend to preferred member	4,500	4,500	13,500	13,500

Net income (loss) applicable to member	$9,357	$(6,953)	$24,023	$(5,366)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$37,523	$8,134
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86,058	85,558
(Gain) on sale of cable systems, net	—	(2,248)
(Gain) loss on derivatives, net	(2,387)	4,743
Amortization of deferred financing costs	2,120	1,483
Share-based compensation	594	735
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	640	(2,764)
Accounts receivable — affiliates	(21,577)	—
Prepaid expenses and other assets	(2,449)	(50,260)
Accounts payable, accrued expenses and other current liabilities	2,888	34,605
Deferred revenue	1,363	2,077
Other non-current liabilities	67	(1,494)

Net cash flows provided by operating activities	$104,840	$80,569

INVESTING ACTIVITIES:
Capital expenditures	(107,835)	(94,828)
Proceeds from sale of cable system	—	7,667

Net cash flows used in investing activities	$(107,835)	$(87,161)

FINANCING ACTIVITIES:
New borrowings	538,000	207,492
Repayment of debt	(475,158)	(144,145)
Dividend payment on preferred member’s interest	(13,500)	(13,500)
Capital distributions	(64,000)	(9,400)
Capital contributions	60,000	—
Dividend payment to parent	(22,389)	(39,038)
Financing costs	(10,887)	—
Other financing activities (including book overdrafts)	(758)	—

Net cash flows provided by financing activities	$11,308	$1,409

Net increase (decrease) in cash	8,313	(5,183)

CASH, beginning of period	9,076	12,019

CASH, end of period	$17,389	$6,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$74,905	$84,477

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM BROADBAND LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, “we,” “our” or “us”), a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”), is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States.
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008. Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” See Note 2.
We rely on our parent, MCC, for various services such as corporate and administrative support. Our financial position, results of operations and cash flows could differ from those that would have resulted had we operated autonomously or as an entity independent of MCC.
Mediacom Broadband Corporation (“Broadband Corporation”), a Delaware corporation wholly-owned by us, co-issued, jointly and severally with us, public debt securities. Broadband Corporation has no operations, revenues or cash flows and has no assets, liabilities or stockholders’ equity on its balance sheet, other than a one-hundred dollar receivable from an affiliate and the same dollar amount of common stock. Therefore, separate financial statements have not been presented for this entity.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are evaluating the impact of our nonfinancial assets and liabilities which include goodwill and other intangible assets. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on our consolidated financial statements.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of September 2008, our liabilities under our interest rate exchange agreements, net, were valued at $14.0 million using Level 2 inputs.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not completed our evaluation of SFAS No. 161 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Cable systems, equipment and subscriber devices	$1,341,567	$1,242,550
Vehicles	37,332	35,808
Buildings and leasehold improvements	25,403	25,273
Furniture, fixtures and office equipment	18,711	17,014
Land and land improvements	4,955	4,635

	1,427,968	1,325,280
Accumulated depreciation	(683,003)	(603,737)

Property, plant and equipment, net	$744,965	$721,543

Change in Estimate - Useful lives
Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems in connection with our deployment of all digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across all of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide all digital set-top boxes to our customer base as part of this all digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis. The weighted average useful lives of such fixed assets changed as follows:

The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To
Plant and equipment	12	16

Customer premise equipment	5	7
These changes were made on a prospective basis effective July 1, 2008 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $3.2 million for the three and nine months ended September 30, 2008.
4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Book overdrafts (1)	$25,174	$25,932
Accrued interest	23,142	11,631
Accrued programming costs	20,468	25,752
Liability under interest rate exchange agreements	14,178	—
Accrued payroll and benefits	11,904	12,550
Accrued property, plant and equipment	10,834	6,906
Accrued service costs	9,562	7,017
Accrued telecommunications costs	9,295	8,920
Accrued taxes and fees	8,868	10,466
Advance subscriber payments	5,868	5,788
Accounts payable	2,298	9,760
Intercompany accounts payable and other accrued expenses	16,105	15,294

Accounts payable, accrued expenses and other current liabilities	$157,696	$140,016

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

5. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Bank credit facilities	$1,272,375	$1,209,500
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	—	33

	$1,772,375	$1,709,533
Less: current portion	88,375	68,033

Total long-term debt	$1,684,000	$1,641,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2008 and 2007 were 5.3% and 6.8%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2008, we had unused revolving credit commitments of approximately $504.0 million under our bank credit facilities, $458.8 million of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $98.5 million of our unused revolving credit commitments were subject to scheduled reductions terminating on March 31, 2010; $405.5 million of our unused revolving credit commitments expire on December 31, 2012 and are not subject to scheduled reductions prior to maturity. For all periods through September 30, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
On May 29, 2008, we entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under our credit facility in the principal amount of $350.0 million. On May 29, 2008, the full amount of the $350.0 million new term loan was borrowed by our operating subsidiaries. Approximately $335.0 million of the proceeds from the new term loan were used to repay the outstanding balance of the revolving credit portion of our credit facility, without any reduction in the revolving credit commitments. The balance of the proceeds from the new term loan were used for general corporate purposes.
Borrowings under the new term loan bear interest at a floating rate or rates equal to LIBOR or the prime rate, plus a margin of 3.50% for LIBOR loans and a margin of 2.50% for prime rate loans. For the first four years of the new term loan, LIBOR and the prime rate applicable to the new term loan are subject to a minimum of 3.00% in the case of LIBOR and a minimum of 4.00% in the case of the prime rate. The new term loan matures on January 3, 2016. The obligations of the operating subsidiaries under the new term loan are governed by the terms of our credit facility.
As of September 30, 2008, approximately $9.1 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of September 30, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $700.0 million was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 67.7% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements are scheduled to expire in the amounts of $500.0 million, $100.0 million and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2008 and 2007. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the continued high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
In September 2008, we entered into forward starting interest rate exchange agreements that fixed interest rates at approximately 3.7% on $200.0 million of floating rate debt for three years, commencing on June 30, 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2008.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of September 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $14.0 million and $16.3 million, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a net gain on derivatives of $3.2 million and a net loss on derivatives of $7.7 million for the three months ended September 30, 2008 and 2007 respectively. We recorded a net gain on derivatives of $2.4 million and a net loss on derivatives of $4.7 million for the nine months ended September 30, 2008 and 2007, respectively.
6. PREFERRED MEMBER’S INTERESTS
Mediacom LLC, a wholly owned subsidiary of MCC, has a $150.0 million preferred equity investment in our company as of September 30, 2008. The preferred equity investment has a 12% annual dividend, payable quarterly in cash. During each of the three months ended September 30, 2008 and 2007, we paid $4.5 million in cash dividends on the preferred equity. During each of the nine months ended September 30, 2008 and 2007, we paid $13.5 million in cash dividends on the preferred equity.

7. MEMBER’S EQUITY
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$4	$21
Employee stock purchase plan	55	47
Restricted stock units	184	148

Total share-based compensation expense	$243	$216

	Nine Months Ended
	September 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$54	$177
Employee stock purchase plan	156	145
Restricted stock units	384	413

Total share-based compensation expense	$594	$735

During the three months ended September 30, 2008, no restricted stock units or stock options were granted under MCC’s compensation programs. Each of the restricted stock units and stock options in MCC’s stock compensation programs are exchangeable and exercisable, respectively, into a share of MCC’s Class A common stock. During the three months ended September 30, 2008, approximately 1,000 restricted stock units were vested and 29,000 stock options were exercised.
During the nine months ended September 30, 2008, approximately 124,000 restricted stock units were granted with a weighted average fair value of $4.95 per restricted stock unit. For the same period, stock options to purchase approximately 19,000 shares of MCC’s Class A common stock were granted with a weighted average exercise price of $4.37 and a weighted average fair value of $2.19 per stock option. During the nine months ended September 30, 2008, approximately 109,000 restricted stock units were vested and 29,000 stock options were exercised.
Employee Stock Purchase Plan
Under MCC’s employee stock purchase plan, all employees are allowed to participate in the purchase of shares of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under MCC’s plan amounted to approximately 95,000 and 188,000 for the three and nine months ended September 30, 2008. Shares purchased by employees under MCC’s plan amounted to approximately 54,000 and 110,000 for the three and nine months ended September 30, 2007. The net proceeds to us were approximately $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007. The net proceeds to us were approximately $0.7 million for each of the nine months ended September 30, 2008 and 2007.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
9. MCC’s REPURCHASE OF ITS CLASS A COMMON STOCK
On September 7, 2008, MCC signed a definitive agreement with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. Under the definitive agreement, MCC will exchange 100% of the shares of stock of a newly-created subsidiary, which will hold non-strategic cable television systems currently owned by Mediacom LLC, serving approximately 25,000 basic subscribers and $110 million of cash, for approximately 28.3 million shares of MCC Class A common stock held by Shivers.
MCC expects to fund a portion of the cash holdings with a contribution by us, which will be sourced from borrowings made under our revolving credit commitments. Closing of the transaction is expected around year-end 2008, subject to the receipt of certain regulatory approvals and other customary conditions. Both Morris Communications and Shivers are controlled by William S. Morris III, a member of MCC’s Board of Directors.
One of the closing conditions of the transaction is the completion of an internal restructuring of certain cable systems (the “Family Swap”). The Family Swap contemplates our exchange of approximately 42,500 basic subscribers with Mediacom LLC for approximately 44,200 basic subscribers, subject to any necessary equalization payments and customary closing adjustments. Once completed, we believe the Family Swap transaction will better align our cable systems on a geographic basis, making them clustered and allowing for more efficient administration, supervision, control and reporting of our field operations.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conduct our annual impairment test as of October 1, 2008.
MCC’s Class A common stock price has had significant volatility during September and October 2008, largely caused by a precipitous drop in equity securities’ prices across all sectors of the United States. We do not believe that MCC’s stock price is the sole indicator of the underlying value of the assets in our reporting unit. In addition, there has not been a material decline in the fundamentals of our business. We have therefore determined that this short-term volatility in MCC’s stock price does not qualify as a triggering event under SFAS No. 142 and, as such, no interim impairment test is required as of September 30, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business, together with the recent decline in MCC’s stock price, may have a negative impact on the fair values of the assets in our reporting unit. This may result in the recognition of an impairment loss when we perform our annual impairment test during the fourth quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three and nine months ended September 30, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable television company based on the number of basic video subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to 95% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of September 30, 2008, our cable systems passed an estimated 1.48 million homes and served 718,000 basic video subscribers in four states. We provide digital video services to 349,000 customers, representing a digital penetration of 48.6% of our basic subscribers; HSD service to 394,000 customers, representing a HSD penetration of 26.6% of our estimated homes passed; and phone service to 130,000 customers, representing a penetration of 9.3% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of September 30, 2008, we served 1.59 million RGUs, an increase of 7.6% over the end of the prior year period.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable television products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber-based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses.
Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Until recently, we generally have obtained retransmission consent for stations in our markets without being required to provide consideration that did not result in some offsetting value to us. The traditional retransmission consent process is based on three year cycles, with the current cycle ending December 31, 2008. In some prior negotiations we have entered into longer term agreements so that not all of the broadcast stations carried by us are up for renegotiation at this time. Most owners of multiple broadcast stations have become much more aggressive in demanding significant cash payments from us and other cable operators, DBS providers and local telephone companies. Consequently, we believe that the cost to secure retransmission consent in 2009 and beyond will rise significantly. In some cases, refusal to meet the demands of broadcast station owners could result in the loss of our ability to retransmit those stations to our subscribers. That could cause some of our existing or potential new subscribers to switch to, or choose, competitors which offer the stations.

Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Adjusted OIBDA
We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. It is also a significant performance measure in our annual incentive compensation programs. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. Adjusted OIBDA and similar measures are used in calculating compliance with the covenants of our debt arrangements. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the our non-cash, share-based compensation charges.
Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. The calculation of our compliance with the covenants under our debt arrangement requires us to annualize Adjusted OIBDA or similar measures for each quarterly period.
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
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems. As a result of this retransmission consent dispute, we experienced higher levels of basic subscriber losses and operating expenses in the fourth quarter of 2006 and the first quarter of 2007.

Actual Results of Operations
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change

Revenues	$196,904	$183,975	$12,929	7.0%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	81,118	74,815	6,303	8.4%
Selling, general and administrative expenses	43,510	41,022	2,488	6.1%
Management fee expense	3,737	3,191	546	17.1%
Depreciation and amortization	26,399	30,871	(4,472)	(14.5%)

Operating income	42,140	34,076	8,064	23.7%

Interest expense, net	(29,676)	(30,982)	1,306	(4.2%)
Gain (loss) on derivatives, net	3,155	(7,738)	10,893	NM
Gain on sale of cable systems, net	—	2,248	(2,248)	NM
Other expense, net	(1,762)	(57)	(1,705)	NM

Net income (loss)	$13,857	$(2,453)	$16,310	NM

Adjusted OIBDA	$68,782	$65,163	$3,619	5.6%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$68,782	$65,163	$3,619	5.6%
Non-cash, share-based compensation	(243)	(216)	(27)	12.5%
Depreciation and amortization	(26,399)	(30,871)	4,472	(14.5%)

Operating income	$42,140	$34,076	$8,064	23.7%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2008 and 2007 (dollars in thousands, except per subscriber data):

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Video	$127,303	$124,598	$2,705	2.2%
HSD	44,956	38,540	6,416	16.6%
Phone	12,906	8,688	4,218	48.5%
Advertising	11,739	12,149	(410)	(3.4%)

Total Revenues	$196,904	$183,975	$12,929	7.0%

	September 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	718,000	723,000	(5,000)	(0.7%)
Digital customers	349,000	309,000	40,000	12.9%
HSD customers	394,000	349,000	45,000	12.9%
Phone customers	130,000	97,000	33,000	34.0%

RGU’s (1)	1,591,000	1,478,000	113,000	7.6%

Average total monthly revenue per basic subscriber (2)	$91.60	$84.53	$7.07	8.4%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues rose 7.0%, largely attributable to growth in our HSD and phone customers and, to a lesser extent, an increase in video revenues. RGUs grew 7.6%, and average total monthly revenue per basic subscriber increased 8.4%.
Video revenues grew 2.2%, largely due to customer growth in our advanced video products and services and, to a lesser extent, basic video rate increases, offset in part by a lower number of basic subscribers. During the three months ended September 30, 2008, we gained 3,000 basic subscribers, compared to a loss of 5,000 basic subscribers for the same period last year. Digital customers grew by 14,000 during the three months ended September 30, 2008, as compared to an increase of 5,000 in the prior year period. As of September 30, 2008, 33.2% of digital customers were DVR and/or HDTV services, as compared to 27.8% at the end of the prior year period.
HSD revenues rose 16.6%, primarily due to a 12.9% year-over-year increase in HSD customers and, to a lesser extent, growth in our enterprise network products and services. During the three months ended September 30, 2008, HSD customers grew by 15,000 as compared to a gain of 14,000 in the prior year period.
Phone revenues grew 48.5%, mainly due to a 34.0% year-over-year increase in phone customers and a reduction in discounted pricing. During the three months ended September 30, 2008, phone customers grew by 8,000, as compared to a gain of 11,000 in the prior year period. As of September 30, 2008, our phone service was marketed to 95% of our estimated 1.48 million homes passed.
Advertising revenues decreased 3.4%, largely as a result of a decrease in automotive advertising and one less week in the broadcast advertising calendar compared to the prior year period, offset in part by an increase in political advertising.
Costs and Expenses
Service costs rose 8.4%, primarily due to increases in programming, personnel, field operating and phone expenses, offset in part by lower HSD costs. Programming expenses grew 7.8%, principally as a result of higher contractual rates charged by our programming vendors. Personnel costs rose 21.3%, largely due to increased staffing and favorable insurance claim experience in the prior year period. Field operating expenses grew 17.3%, largely due to higher vehicle fuel and repair costs and a greater use of outside contractors. Phone service costs rose 26.2%, primarily due to the growth in phone customers. HSD expenses decreased 26.9%, due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 41.2% and 40.7% for the three months ended September 30, 2008 and 2007, respectively.
Selling, general and administrative expenses rose 6.1%, principally due to greater marketing expenses, higher customer service employee costs and an increase in taxes and fees, offset in part by a decrease in telecommunications and billing expenses. Marketing costs grew 16.6%, primarily due to greater expenses related to sales activity, higher staffing levels and more frequent direct mailing campaigns. Customer service employee costs rose 18.0%, largely due to additional staffing. Taxes and fees rose 13.0% due to higher property taxes in certain of our service areas. Telecommunications costs decreased 19.2%, principally due to more favorable rates. Billing expenses fell 13.3%, primarily due to decreased processing fees. Selling, general and administrative expenses as a percentage of revenues were 22.1% and 22.3% for the three months ended September 30, 2008 and 2007, respectively.

Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 17.1%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 1.7% for the three months ended September 30, 2008 and 2007, respectively.
Depreciation and amortization decreased 14.5%, primarily due to an increase in the useful lives of certain fixed assets, offset in part by increased deployment of shorter-lived customer premise equipment and scalable infrastructure components.
Adjusted OIBDA
Adjusted OIBDA increased 5.6%, due to growth in HSD, phone and to a lesser extent, video revenues, offset in part by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income grew 23.7%, due to the increase in Adjusted OIBDA and lower depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 4.2%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2008, we had interest rate swaps with an aggregate notional amount of $700.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives of $3.2 million and a loss on derivatives of $7.7 million, based upon information provided by our counterparties, for the three months ended September 30, 2008 and 2007, respectively.
Gain on Sale of Cable Systems, Net
During the three months ended September 30, 2007, we sold cable systems for $7.7 million and recorded a gain on sale of $2.2 million.
Other Expense, Net
Other expense, net was $1.8 million for the three months ended September 30, 2008 which primarily included amounts related to a new financing arrangement occurring in May 2008 (see Liquidity and Capital Resources). Other expense, net was $0.1 million for the three months ended September 30, 2007 consisting of lower financing related amounts offset by a reduction in commitment fees.
Net Income
As a result of the factors described above, we recognized net income of $13.9 million for the three months ended September 30, 2008, compared to a net loss of $2.5 million for the prior year period.

Actual Results of Operations
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change

Revenues	$583,270	$539,598	$43,672	8.1%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	236,320	222,474	13,846	6.2%
Selling, general and administrative expenses	124,865	118,115	6,750	5.7%
Management fee expense	11,189	9,767	1,422	14.6%
Depreciation and amortization	86,058	85,558	500	0.6%

Operating income	124,838	103,684	21,154	20.4%

Interest expense, net	(86,240)	(90,720)	4,480	(4.9%)
Gain (loss) on derivatives, net	2,387	(4,743)	7,130	NM
Gain on sales of cable systems, net	—	2,248	(2,248)	NM
Other expense, net	(3,462)	(2,335)	(1,127)	48.3%

Net income	$37,523	$8,134	$29,389	NM

Adjusted OIBDA	$211,490	$189,977	$21,513	11.3%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$211,490	$189,977	$21,513	11.3%
Non-cash, share-based compensation	(594)	(735)	141	(19.2%)
Depreciation and amortization	(86,058)	(85,558)	(500)	0.6%

Operating income	$124,838	$103,684	$21,154	20.4%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2008 and 2007 (dollars in thousands, except per subscriber data):

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
Video	$382,913	$368,546	$14,367	3.9%
HSD	130,938	112,690	18,248	16.2%
Phone	36,374	24,518	11,856	48.4%
Advertising	33,045	33,844	(799)	(2.4%)

Total Revenues	$583,270	$539,598	$43,672	8.1%

	September 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	718,000	723,000	(5,000)	(0.7%)
Digital customers	349,000	309,000	40,000	12.9%
HSD customers	394,000	349,000	45,000	12.9%
Phone customers	130,000	97,000	33,000	34.0%

RGU’s	1,591,000	1,478,000	113,000	7.6%

Average total monthly revenue per basic subscriber (1)	$90.14	$81.35	$8.79	10.8%

(1)	Represents total average monthly revenues for the period divided by total average basic subscribers for such period.
Revenues rose 8.1%, largely attributable to growth in our HSD and phone customers and an increase in video revenues. RGUs grew 7.6% and average total monthly revenue per basic subscriber rose 10.8%.
Video revenues grew 3.9%, largely due to growth in our advanced video products and services and basic video rate increases. During the nine months ended September 30, 2008, we lost 2,000 basic subscribers, compared to a reduction of 28,000 basic subscribers for the same period last year, which included a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute, as well as the sale during the period of cable systems serving on a net basis 2,200 basic subscribers.
HSD revenues rose 16.2%, primarily due to a 12.9% year-over-year increase in HSD customers and, to a much lesser extent, growth in our enterprise network products and services.
Phone revenues grew 48.4%, mainly due to a 34.0% year-over-year increase in phone customers and, to a lesser extent, reduction in discounted pricing.
Advertising revenues were lower by 2.4%, largely as a result of an overall reduction in national advertising.
Costs and Expenses
Service costs rose 6.2%, primarily due to increases in programming, phone service and field operating expenses, offset in part by lower HSD costs. Programming expenses grew 6.1%, principally as a result of higher contractual rates charged by our programming vendors. Phone service costs rose 36.9%, mainly due to the growth in phone customers. Field operating expenses grew 14.9%, primarily due to greater vehicle fuel and repair expenses, a greater use of outside contractors and lower capitalization of overhead costs, offset in part by non-recurring expenses in the prior year period relating to the retransmission consent dispute noted above. HSD expenses decreased 25.0%, due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 40.5% and 41.2% for the nine months ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses rose 5.7%, principally due to higher expenses related to marketing, greater customer service employee costs and an increase in taxes and fees, offset in part by a decrease in telecommunications expenses. Marketing expenses grew 16.1%, primarily due to greater expenses tied to sales activity, higher staffing levels and more frequent direct mailing campaigns, offset in part by a reduction in other advertising. Customer service employee costs rose 17.0%, principally due to higher staffing levels. Taxes and fees were higher by 6.1% as a result of higher property taxes in certain of our service areas. Telecommunications costs fell 13.5%, principally due to more favorable rates. Selling, general and administrative expenses as a percentage of revenues were 21.4% and 21.9% for the nine months ended September 30, 2008 and 2007, respectively.
Management fee expense reflects charges incurred under management arrangements with our parent, MCC. Management fee expense increased 14.6%, reflecting higher overhead charges at MCC. Management fee expenses as a percentage of revenues were 1.9% and 1.8% for the nine months ended September 30, 2008 and 2007, respectively.
Depreciation and amortization rose 0.6%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components, mostly offset by an increase in the useful lives of certain fixed assets.
Adjusted OIBDA
Adjusted OIBDA increased 11.3%, due to growth in HSD, video and phone revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income grew 20.4%, due to the increase in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 4.9%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2008, we had interest rate swaps with an aggregate notional amount of $700.0 million. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives amounting of $2.4 million and a net loss on derivatives of $4.7 million, based upon information provided by our counterparties, for the nine months ended September 30, 2008 and 2007, respectively.
Gain on Sale of Cable Systems, Net
During the nine months ended September 30, 2007, we sold cable systems for $7.7 million and recorded a gain on sale of $2.2 million.
Net Income
As a result of the factors described above, we recognized net income of $37.5 million for the nine months ended September 30, 2008, compared to net income of $8.1 million for the prior year period.
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our customer growth, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending today is devoted primarily to customer growth and the deployment of advanced services. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.

As of September 30, 2008, our total debt was $1,772.4 million. Of this amount, $88.4 million matures within the year ending September 30, 2009. During the nine months ended September 30, 2008, we paid cash interest of $73.6 million, net of capitalized interest. As of September 30, 2008, about 67.7% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Recent Developments in the Credit Markets
In light of the unprecedented volatility in financial markets, we have performed additional assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain banks and investment banks, on our financial position. These assessments have included a review of our continued access to liquidity in the credit markets and counterparty creditworthiness.
In this severely tightened credit environment, we believe we have more than sufficient liquidity to meet our requirements over the next two years. We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and available revolving credit commitments aggregating $458.8 million as of September 30, 2008. We have $17.9 million of remaining debt maturities in 2008, $94.0 million of debt maturities in 2009 and $35.5 million of debt maturities in 2010. At this time, we are not aware of any of our revolver banks being in a position where they would be unable to fund borrowings made under our revolving credit commitments. The turmoil in the financial markets may create additional risks in the foreseeable future, including the failure of additional banks, which could reduce amounts available to us under our revolving credit commitments. While not significant to us thus far, if the financial markets fail to recover over the foreseeable future, we may face higher future borrowing costs associated with our short-term and long-term debt.
In addition to the counterparty risk with respect to our revolving credit commitments, we are also subject to credit risk with respect to our interest rate swap agreements with major banks. As of September 30, 2008, our counterparty risk in this area was confined to investment grade financial institutions.
Bank Credit Facilities
Our principal operating subsidiaries maintain in aggregate $1,785.5 million in bank credit facilities, of which $1,272.4 million was outstanding as of September 30, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. Our total senior debt to cash flow ratio was 4.4 to 1.0 for the third quarter of 2008. The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2008 and 2007 were 5.3% and 6.8%, respectively, before giving effect to the interest rate exchange agreements discussed below.
As of September 30, 2008, we had unused revolving credit commitments of $504.0 million under our bank credit facilities, $458.8 million of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $98.5 million of unused revolving credit commitments expire on March 31, 2010 and were subject to scheduled reductions; $405.5 million of unused revolving credit commitments expire on December 31, 2012 and are not subject to scheduled reductions prior to maturity.
On May 29, 2008, we entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under our credit facility in the principal amount of $350.0 million. On May 29, 2008, the full amount of the $350.0 million new term loan was borrowed by our operating subsidiaries. Approximately $335.0 million of the proceeds from the new term loan were used to repay the outstanding balance of the revolving credit portion of our credit facility, without any reduction in the revolving credit commitments. The balance of the proceeds from the new term loan were used for general corporate purposes.
Borrowings under the new term loan bear interest at a floating rate or rates equal to LIBOR or the prime rate, plus a margin of 3.50% for LIBOR loans and a margin of 2.50% for prime rate loans. For the first four years of the new term loan, LIBOR and the prime rate applicable to the new term loan are subject to a minimum of 3.00% in the case of LIBOR and a minimum of 4.00% in the case of the prime rate. The new term loan matures on January 3, 2016. The obligations of the operating subsidiaries under the new term loan are governed by the terms of our credit facility.
As of September 30, 2008, approximately $9.1 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.

Interest Rate Exchange Agreements
As of September 30, 2008, we had entered into interest rate exchange agreements with counterparties to hedge $700.0 million of floating rate debt at weighted average fixed rate of 5.0%. These agreements are scheduled to expire in the amounts of $500.0 million, $100.0 and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2008 and 2007. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
In September 2008, we entered into forward starting interest rate exchange agreements that fixed interest rates at approximately 3.7% on $200.0 million of floating rate debt for three years, commencing on June 30, 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the three and nine months ended September 30, 2008.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of September 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $14.0 million and $9.5 million, respectively. We recorded in our consolidated statements of operations a net gain on derivatives of $3.2 million and a net loss on derivatives of $7.7 million for the three months ended September 30, 2008 and 2007, respectively. We recorded a net gain on derivatives of $2.4 million and a net loss on derivatives of $4.7 million for the nine months ended September 30, 2008 and 2007, respectively.
Senior Notes
We have issued senior notes totaling $500.0 million as of September 30, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $104.8 million for the nine months ended September 30, 2008, primarily due to Adjusted OIBDA of $211.5 million offset in part by interest expense of $86.2 million and the $19.1 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to an increase in accounts receivable to affiliates of $21.6 million, an increase in prepaid expenses and other assets of $2.4 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $2.9 million.
Net cash flows provided by operating activities were $80.6 million for the nine months ended September 30, 2007, primarily due to Adjusted OIBDA of $190.0 million, offset in part by interest expense of $90.7 million and the $17.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to an increase in prepaid expenses and other assets of $50.3 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $34.6 million.

Investing Activities
Net cash flows used in investing activities were $107.8 million for the nine months ended September 30, 2008. Capital expenditures represented all of the net cash flows used in investing activities. The increase of $13.0 million in capital expenditures over the prior year period was primarily due to greater investments in customer premise equipment and scalable infrastructure for digital deployment and HSD requirements, offset in part by a reduction in regular network spending.
Net cash flows used in investing activities were $87.2 million for the nine months ended September 30, 2007. Capital expenditures represented most of the net cash flows used in investing activities. Capital expenditures of $94.8 million, comprised of investments in our video and HSD delivery systems and network rebuild and upgrade activity were offset in part by proceeds received from the sale of cable systems, net of approximately $7.7 million.
Financing Activities
Net cash flows provided by financing activities were $11.3 million for the nine months ended September 30, 2008, principally due to net bank financing of $62.8 million, which funded dividend payments to MCC of $22.4 million for repurchases of its Class A common stock, a dividend payment on preferred members’ interest of $13.5 million, and financing costs of $10.9 million.
Net cash flows provided by financing activities were $7.5 million for the nine months ended September 30, 2007, primarily due to net bank financing of $63.3 million, which funded dividend payments to MCC of $39.0 million for repurchases of its Class A common stock, a dividend payment on preferred members’ interest of $13.5 million and a capital distribution of $9.4 million.
On September 7, 2008, MCC signed a definitive agreement with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. Under the definitive agreement, MCC will exchange 100% of the shares of stock of a newly-created subsidiary, which will hold non-strategic cable television systems currently owned by Mediacom LLC, serving approximately 25,000 basic subscribers and $110 million of cash, for approximately 28.3 million shares of MCC Class A common stock held by Shivers.
MCC expects to fund a portion of the cash holdings with a contribution by us, which will be sourced from borrowings made under our revolving credit commitments. Closing of the transaction is expected around year-end 2008, subject to the receipt of certain regulatory approvals and other customary conditions. Both Morris Communications and Shivers are controlled by William S. Morris III, a member of MCC’s Board of Directors.
One of the closing conditions of the transaction is the completion of an internal restructuring of certain cable systems (the “Family Swap”). The Family Swap contemplates our exchange of approximately 42,500 basic subscribers with Mediacom LLC for approximately 44,200 basic subscribers, subject to any necessary equalization payments and customary closing adjustments. Once completed, we believe the Family Swap transaction will better align our cable systems on a geographic basis, making them clustered and allowing for more efficient administration, supervision, control and reporting of our field operations.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2007.

Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conduct our annual impairment test as of October 1, 2008.
MCC’s Class A common stock price has had significant volatility during September and October 2008, largely caused by a precipitous drop in equity securities’ prices across all sectors of the United States. We do not believe that MCC’s stock price is the sole indicator of the underlying value of the assets in our reporting unit. In addition, there has not been a material decline in the fundamentals of our business. We have therefore determined that this short-term volatility in MCC’s stock price does not qualify as a triggering event under SFAS No. 142 and, as such, no interim impairment test is required as of September 30, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business, together with the recent decline in MCC’s stock price, may have a negative impact on the fair values of the assets in our reporting unit. This may result in the recognition of an impairment loss when we perform our annual impairment test during the fourth quarter of 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Mediacom Broadband LLC
Under the supervision and with the participation of the management of Mediacom Broadband LLC (“Mediacom”), including Mediacom’s Chief Executive Officer and Chief Financial Officer, Mediacom evaluated the effectiveness of Mediacom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom’s disclosure controls and procedures were effective as of September 30, 2008.
There has not been any change in Mediacom’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom’s internal control over financial reporting.
Mediacom Broadband Corporation
Under the supervision and with the participation of the management of Mediacom Broadband Corporation (“Mediacom Broadband”), including Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband evaluated the effectiveness of Mediacom Broadband’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband’s disclosure controls and procedures were effective as of September 30, 2008.
There has not been any change in Mediacom Broadband’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
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

MEDIACOM BROADBAND LLC
November 13, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION
November 13, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications Mediacom Broadband LLC

32.2	Section 1350 Certifications Mediacom Broadband Corporation