Form 10-Q
period 2015-06-30
MEDIACOM BROADBAND CORP; MEDIACOM BROADBAND LLC
filed 2015-08-07
CIK 1161366, 1161364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

Commission File Numbers:	333-72440
333-82124-02

Mediacom Broadband LLC

Mediacom Broadband Corporation*

(Exact names of Registrants as specified in their charters)

Delaware	06-1615412
Delaware	06-1630167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

1 Mediacom Way

Mediacom Park, NY 10918

(Address of principal executive offices)

(845) 443-2600

(Registrants’ telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers	☐	Accelerated filers	☐

Non-accelerated filers	☒	Smaller reporting companies	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of the Registrants’ common stock: Not Applicable

*	Mediacom Broadband Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2015. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement herein modifies or supersedes such statement. The Securities and Exchange Commission allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

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

References in this Quarterly Report to “we,” “us,” or “our” are to Mediacom Broadband LLC and its direct and indirect subsidiaries (including Mediacom Broadband Corporation), unless the context specifies or requires otherwise. References in this Quarterly Report to “Mediacom” or “MCC” are to Mediacom Communications Corporation.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:

•

increased levels of competition for residential and business customers from other providers, including but not limited to direct broadcast satellite operators, local phone companies, other cable providers, wireless communications companies, and providers that offer streaming and downloading of video content over the Internet;

•	lower demand for our residential and business services, which may result from increased competition, weakened economic conditions or other factors;
•

the continued increases in video programming costs, and our ability to raise video rates to offset, in whole or in part, the effects of such costs, including retransmission consent fees, without a significant adverse effect on our business;

•	significant unanticipated increases in the use of bandwidth-intensive Internet services;
•	our ability to further expand our business services, which has continued to make increasing contributions to our results of operations;
•	our ability to successfully adopt new technologies and introduce new products and services to meet customer demands and preferences;
•	our ability to secure hardware, software and operational support for the delivery of products and services to consumers;
•	disruptions or failures of our network and information systems, including those caused by “cyber-attacks,” natural disasters or other material events outside our control;
•	our reliance on certain intellectual property rights, and not infringing on the intellectual property rights of others;
•	our ability to refinance our debt prior to maturity or obtain future funding for general corporate purposes or potential strategic transactions, on favorable terms, if at all;
•	our ability to generate sufficient cash flows from operations to meet our debt service obligations;
•	changes in assumptions underlying our critical accounting policies;
•	changes in legislative and regulatory matters that may cause us to incur additional costs and expenses; and
•	other risks and uncertainties discussed in the Annual Report for the year ended December 31, 2014 and other reports or documents that we file from time to time with the SEC.

Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,955	$9,452
Accounts receivable, net of allowance for doubtful accounts of $4,116 and $3,057	66,427	59,164
Prepaid expenses and other current assets	12,951	9,664
Total current assets	91,333	78,280
Property, plant and equipment, net of accumulated depreciation of $1,547,698 and $1,493,705	779,148	775,321
Franchise rights	1,176,908	1,176,908
Goodwill	195,945	195,945
Other assets, net of accumulated amortization of $24,916 and $20,737	34,735	32,959
Total assets	$2,278,069	$2,259,413

LIABILITIES, PREFERRED MEMBERS’ INTEREST AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$150,466	$144,595
Accounts payable - affiliates	9,942	1,513
Deferred revenue	37,446	36,245
Current portion of long-term debt	13,500	13,500
Total current liabilities	211,354	195,853
Long-term debt, less current portion	1,883,500	1,943,500
Other non-current liabilities	743	743
Total liabilities	2,095,597	2,140,096

Commitments and contingencies (Note 10)

PREFERRED MEMBERS’ INTEREST (Note 7)	150,000	150,000

MEMBER’S EQUITY (DEFICIT)
Capital distributions	(105,560)	(105,644)
Retained earnings	138,032	74,961
Total member’s equity (deficit)	32,472	(30,683)
Total liabilities, preferred members’ interest and member’s equity (deficit)	$2,278,069	$2,259,413

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$246,132	$236,789	$486,085	$469,342
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	101,305	94,397	201,530	188,387
Selling, general and administrative expenses	44,863	45,421	88,638	89,523
Management fee expense	4,750	4,300	9,500	8,600
Depreciation and amortization	35,933	39,678	72,126	78,691
Operating income	59,281	52,993	114,291	104,141
Interest expense, net	(23,833)	(24,713)	(47,735)	(47,674)
Gain on derivatives, net	3,391	5,546	6,051	11,097
Loss on early extinguishment of debt	—	(300)	—	(300)
Other expense, net	(318)	(449)	(536)	(853)
Net income	$38,521	$33,077	$72,071	$66,411
Dividend to preferred members (Note 7)	(4,500)	(4,500)	(9,000)	(9,000)
Net income applicable to member	$34,021	$28,577	$63,071	$57,411

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,071	$66,411
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	72,126	78,691
Gain on derivatives, net	(6,051)	(11,097)
Loss on early extinguishment of debt	—	300
Amortization of deferred financing costs	3,477	2,790
Changes in assets and liabilities:
Accounts receivable, net	(7,263)	(3,628)
Accounts receivable - affiliates	—	4,444
Prepaid expenses and other assets	(4,707)	(3,086)
Accounts payable, accrued expenses and other current liabilities	7,813	6,219
Accounts payable - affiliates	8,429	8,546
Deferred revenue	1,201	339
Other non-current liabilities	—	(2)
Net cash flows provided by operating activities	$147,096	$149,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(75,230)	$(66,744)
Change in accrued property, plant and equipment	2,171	2,563
Proceeds from sale of assets	63	—
Acquisition of other intangible assets	(1,559)	—
Net cash flows used in investing activities	$(74,555)	$(64,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings of bank debt	$114,750	$642,500
Repayment of bank debt	(174,750)	(902,500)
Issuance of senior notes	—	200,000
Dividend payments on preferred members’ interest (Note 7)	(9,000)	(9,000)
Capital distributions to parent (Note 8)	—	(4,100)
Financing costs	—	(10,401)
Other financing activities	(1,038)	(947)
Net cash flows used in financing activities	$(70,038)	$(84,448)
Net increase in cash	2,503	1,298
CASH, beginning of period	9,452	11,237
CASH, end of period	$11,955	$12,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$44,293	$42,012

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM BROADBAND LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Basis of Preparation of Unaudited Consolidated Financial Statements

Mediacom Broadband LLC (“Mediacom Broadband,” and collectively with its subsidiaries, “we,” “our” or “us”) is a Delaware limited liability company wholly-owned by Mediacom Communications Corporation (“MCC”). MCC is involved in the acquisition and operation of cable systems serving smaller cities and towns in the United States, and its cable systems are owned and operated through our operating subsidiaries and those of Mediacom LLC, a New York limited liability company wholly-owned by MCC. As limited liability companies, we and Mediacom LLC are not subject to income taxes and, as such, are included in the consolidated federal and state income tax returns of MCC, a C corporation.

Our principal operating subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Our operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to us.

We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2015.

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

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to $5.9 million and $5.8 million for the three months ended June 30, 2015 and 2014, respectively and $11.8 million and $11.6 million for the six months ended June 30, 2015 and 2014, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) - Revenue from Contracts with Customers. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance supersedes most industry-specific guidance, including Statement of Financial Accounting Standards No. 51 – Financial Reporting by Cable Television Companies. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In July 2015, the FASB deferred the effective date by one year (effective for annual reporting periods beginning after December 15, 2017). The FASB is permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. We have not completed our evaluation of this new guidance to determine its impact on our financial statements, financial disclosures and our method of adoption.

In April 2015, the FASB issued ASU No. 2015-03 - Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The purpose of this guidance is to simplify the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  We expect to reclassify approximately $28.1 million from other assets, net to long-term debt as a result of this new guidance (based upon amounts as of June 30, 2015).

In April 2015, the FASB issued ASU 2015-05 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”).  The objective of ASU 2015-05 is to address the concerns of stakeholders that the lack of guidance about a customer’s accounting for fees in a cloud computing arrangement leads to unnecessary cost and complexity when evaluating the accounting for those fees, as well as some diversity in practice. The amendments in ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software.   Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.   We have not completed our assessment of the impact ASU 2015-05 will have on our results of operations, financial position or cash flows.

3. FAIR VALUE

The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach. Our financial assets and liabilities, all of which represent interest rate exchange agreements (which we refer to as “interest rate swaps”) have been categorized according to the three-level fair value hierarchy established by Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurement, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$2,992	$—	$2,992
Liabilities
Interest rate exchange agreements	$—	$7,990	$—	$7,990

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—
Liabilities
Interest rate exchange agreements	$—	$11,049	$—	$11,049

The fair value of our interest rate swaps represents the estimated amount that we would receive or pay to terminate such agreements, taking into account projected interest rates, based on quoted London Interbank Offered Rate (“LIBOR”) futures and the remaining time to maturity. While our interest rate swaps are subject to contractual terms that provide for the net settlement of transactions with counterparties, we do not offset assets and liabilities under these agreements for financial statement presentation purposes, and assets and liabilities are reported on a gross basis.

As of June 30, 2015, we recorded a long-term asset in other assets, net, of $3.0 million and a current liability in accounts payable, accrued expenses and other current liabilities of $8.0 million. As of December 31, 2014, we recorded a current liability in accounts payable, accrued expenses and other current liabilities of $11.0 million and there was no long-term asset. As of both June 30, 2015 and December 31, 2014, there was no current asset or long-term liability.

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded a net gain on derivatives of $3.4 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively, and a net gain on derivatives of $6.1 million and $11.1 million for the six months ended June 30, 2015 and 2014, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Cable systems, equipment and customer devices	$2,200,927	$2,143,668
Furniture, fixtures and office equipment	42,295	42,278
Vehicles	40,617	40,362
Buildings and leasehold improvements	35,099	34,720
Land and land improvements	7,908	7,998
Property, plant and equipment, gross	$2,326,846	$2,269,026
Accumulated depreciation	(1,547,698)	(1,493,705)
Property, plant and equipment, net	$779,148	$775,321

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Accounts payable - trade	$28,699	$33,474
Accrued programming costs	27,327	25,680
Accrued taxes and fees	20,209	15,072
Accrued payroll and benefits	16,934	14,514
Advance customer payments	12,697	9,387
Liabilities under interest rate exchange agreements	7,990	11,049
Accrued service costs	7,604	7,922
Accrued interest	7,416	7,451
Accrued property, plant and equipment	6,072	3,901
Bank overdrafts (1)	3,972	5,025
Accrued telecommunications costs	1,066	754
Other accrued expenses	10,480	10,366
Accounts payable, accrued expenses and other current liabilities	$150,466	$144,595

(1)

Bank overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in bank overdrafts are reported in “other financing activities” in our Consolidated Statements of Cash Flows.

6. DEBT

Outstanding debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Bank credit facility	$1,397,000	$1,457,000
5½% senior notes due 2021	200,000	200,000
6⅜% senior notes due 2023	300,000	300,000
Total debt	$1,897,000	$1,957,000
Less: current portion	13,500	13,500
Total long-term debt, less current portion	$1,883,500	$1,943,500

Bank Credit Facility

As of June 30, 2015, we maintained a $1.583 billion bank credit facility (the “credit facility”), comprising:

•	$256.0 million of revolving credit commitments, which expire on October 10, 2019;
•	$194.5 million of outstanding borrowings under Term Loan G, which mature on January 20, 2020;
•	$588.0 million of outstanding borrowings under Term Loan H, which mature on January 29, 2021;
•	$247.5 million of outstanding borrowings under Term Loan I, which mature on June 30, 2017; and
•	$297.0 million of outstanding borrowings under Term Loan J, which mature on June 30, 2021.

As of June 30, 2015, we had $175.6 million of unused revolving credit commitments, all of which were available to be borrowed and used for general corporate purposes, after giving effect to $70.0 million of outstanding loans and $10.4 million of letters of credit issued thereunder to various parties as collateral.

The credit facility is collateralized by our ownership interests in our operating subsidiaries and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. As of June 30, 2015, the credit agreement governing the credit facility (the “credit agreement”) required our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement.

Interest Rate Swaps

We have entered into several interest rate swaps to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for the three and six months ended, June 30, 2015 and 2014.

As of June 30, 2015, we had interest rate swaps that fixed the variable rate portion of $500 million of borrowings at 2.6%, all of which are scheduled to expire during December 2015. As of the same date, we also had forward starting interest rate swaps that will fix the variable rate portion of $500 million of borrowings at 1.5% for a three year period commencing December 2015.

As of June 30, 2015, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.1%.

Senior Notes

As of June 30, 2015, we had $500 million of outstanding senior notes, comprising $200 million of 5½% senior notes due April 2021 and $300 million of 6 ⅜% senior notes due April 2023. Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2015, we were in compliance with all covenants under the indentures.

Other Assets

As of June 30, 2015 and December 31, 2014, other assets, net, substantially comprised of financing costs and original issue discount (“OID”) incurred to raise debt, which are deferred and amortized through interest expense over the scheduled term of such debt issuances. OID, as recorded in other assets, net, was $7.8 million and $8.7 million as of June 30, 2015 and December 31, 2014, respectively.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB- by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B by S&P, all with stable outlooks. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Fair Value

The fair values of our senior notes and outstanding debt under the credit facility (which were calculated based upon market prices of such issuances in an active market when available) were as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
5½% senior notes due 2021	$196,000	$202,000
6⅜% senior notes due 2023	301,500	309,000
Total senior notes	$497,500	$511,000
Bank credit facility	$1,390,313	$1,426,126

7. PREFERRED MEMBERS’ INTEREST

In July 2001, we received a $150.0 million preferred membership investment from the operating subsidiaries of Mediacom LLC, which has a 12% annual dividend, payable quarterly in cash. We paid $4.5 million in cash dividends on the preferred membership interest during each of the three months ended June 30, 2015 and 2014, and $9.0 million during each of the six months ended June 30, 2015 and 2014.

8. MEMBER’S EQUITY (DEFICIT)

As a wholly-owned subsidiary of MCC, our business affairs, including our financing decisions, are directed by MCC. See Note 9.

Capital contributions from parent and capital distributions to parent are reported on a gross basis in the Consolidated Statements of Cash Flows.  We made capital distributions to parent in cash of $4.1 million and no capital contributions were received from parent during the six months ended June 30, 2014.  There were no capital contributions from parent or capital distributions to parent during the six months ended June 30, 2015.

9. RELATED PARTY TRANSACTIONS

MCC manages us pursuant to management agreements with our operating subsidiaries. Under such agreements, MCC has full and exclusive authority to manage our day to day operations and conduct our business. We remain responsible for all expenses and liabilities relating to the construction, development, operation, maintenance, repair and ownership of our systems.

As compensation for the performance of its services, subject to certain restrictions, MCC is entitled to receive management fees in an amount not to exceed 4.0% of the annual gross operating revenues of our operating subsidiaries, and is also entitled to the reimbursement of all expenses necessarily incurred in its capacity as manager. MCC charged us management fees of $4.8 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and $9.5 million and $8.6 million for the six months ended June 30, 2015 and 2014, respectively.

Mediacom LLC is a preferred equity investor in us. See Note 7.

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the FASB’s ASC No. 350 — Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

We last evaluated the factors surrounding our Mediacom Broadband reporting unit as of October 1, 2014 and did not believe that it was “more likely than not” that a goodwill impairment existed at that time. As such, we did not perform Step 2 of the goodwill impairment test.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2015, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2015.

During the six months ended June 30, 2015, we acquired various intellectual property rights for approximately $1.6 million, which are recorded in other assets, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2015 and 2014, and with our annual report on Form 10-K for the year ended December 31, 2014.

Overview

We are a wholly-owned subsidiary of Mediacom Communications Corporation (“MCC”), the nation’s eighth largest cable company based on the number of video customers. As of June 30, 2015, we served approximately 494,000 video customers, 585,000 high-speed data (“HSD”) customers and 228,000 phone customers, aggregating 1.31 million primary service units (“PSUs”).

We offer video, HSD and phone services to residential and small- to medium-sized business customers over our hybrid fiber and coaxial cable network. We believe our customers prefer the cost savings of the bundled services we offer and the convenience of having a single provider contact for ordering, provisioning, billing and customer care. We also provide network and transport services to medium- and large sized businesses, governments, and educational institutions in our service areas, including cell tower backhaul for wireless providers, and sell advertising time to local, regional and national advertisers.

We believe the historically slower economic recovery from the recession, including the uneven gains in employment, consumer spending, household income, occupied housing, and new housing starts, has largely contributed to lower sales activity for all of our residential services in our markets, which has negatively impacted our residential customer and revenue growth. While we expect improvement as the economy strengthens, a continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.

Our residential video service principally competes with direct broadcast satellite (“DBS”) providers, that offer video programming substantially similar to ours. Over the past several years, DBS competitors have deployed aggressive marketing campaigns, including deeply discounted promotional packages, more advanced customer premise equipment and exclusive sports programming, which we believe has contributed to residential video customer losses. We have placed a greater emphasis on higher quality customer relationships in our residential services, as we have generally eliminated or reduced tactical discounts for customers not likely to purchase two or more services or to stay with us for an extended period. In late 2013, we introduced a next generation set-top, with the TiVo guide, which we believe has contributed to, and will continue to contribute to, reduced residential video customer losses and gains in market share of new connects. If we are unsuccessful with this strategy or we are unable to offset video customer losses through rate adjustments and greater penetration of our advanced video services, we may experience future annual declines in video revenues.

Our residential HSD service primarily competes with digital subscriber line (“DSL”) services offered by local phone companies. In approximately 12% of our homes passed, these phone companies have upgraded portions of their network to a fiber-to-the-node (“FTTN”) delivery system, allowing them to offer bundles of video, HSD and phone similar to ours. As consumers’ bandwidth requirements rapidly increase, we believe our ability to offer a HSD service with downstream speeds of up to 150 megabits per second gives us a competitive advantage compared to the lower speed DSL service that is our primary competition for HSD customers in most of our footprint. We expect to continue to grow HSD revenues through residential customer growth and more customers taking higher speed HSD tiers.

Our residential phone service mainly competes with substantially comparable phone services offered by local phone companies and cellular phone services offered by national wireless providers. We believe phone revenues may continue to decline if we are unable to offset unit pricing pressure with residential phone customer growth.

Our business services predominantly compete with local phone companies. We have experienced strong growth rates of business services revenues in the past several years, which we believe will continue through small-to medium-sized commercial HSD and phone customer growth. Our cell tower backhaul business, which has contributed to meaningful business services revenue growth in prior years, will likely experience relatively flat revenues in 2015, as certain wireless carriers have delayed some of their network upgrades.

We compete for the sale of advertising against a wide variety of media outlets, including local broadcast stations, national broadcast and cable networks, radio, newspapers, magazines, outdoor displays and Internet sites. Competition has increased and will likely continue to increase as new formats for advertising seek to attract the same advertisers. Due to the strong contributions of political advertising during a national election year in 2014, we have experienced and expect to continue to experience a decline in advertising revenues in 2015.

Historically, video programming has been and continues to be, our single largest expense, and we have experienced substantial increases in video programming costs per video customer, particularly for sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe these expenses will continue to grow at a high single- to low double-digit rate, compared to the prior year, because of the demands of large media conglomerates or other owners of most of the popular cable networks and major local broadcast stations, and of large independent television broadcast groups, that own or control a significant number of local broadcast groups, and in some cases, own, control or otherwise represent multiple stations in the same market. In certain instances where we have been unable to reach an agreement with a programmer prior to the expiration of an existing contract, the programmer has required us to remove their content until we have entered into a new agreement, typically on unfavorable terms to us. Many owners of programming require us to purchase their networks and stations in bundles and effectively dictate how we offer them to our customers, given the contractual economic penalties if we fail to comply. Consequently, we have little or no ability to individually or selectively negotiate for networks or stations, to forego purchasing networks or stations that generate low customer interest, to offer sports programming services, such as ESPN and regional sports networks, on one or more separate tiers, or to offer networks or stations on an a la carte basis to give our customers more choice and potentially lower their costs. In many instances, programmers have created additional networks and migrated popular content, particularly sports programming, to these new networks. As carriage of such networks is generally required to receive a programmer’s full suite of networks and stations, this has contributed to the increases in our programming costs. Additionally, we believe certain programmers may also demand higher fees from us in an effort to partially offset declines in their advertising revenue as more advertisers allocate a greater portion of their spending on Internet advertising. While such growth in programming expenses can be offset, in whole or in part, by rate adjustments, such adjustments may adversely affect video customer retention, and we expect our video gross margins will continue to decline if increases in programming costs outpace any growth in video revenues.

Revenues

Video

Video revenues primarily represent monthly subscription and equipment fees charged to residential customers, which vary according to the level of video service and number of set-tops taken, and revenue from the sale of video-on-demand content and pay-per-view events.

HSD

HSD revenues primarily represent monthly subscription and equipment fees charged to residential customers, which vary according to the level of HSD service taken.

Phone

Phone revenues primarily represent monthly subscription and equipment fees charged to residential customers for our phone service.

Business Services

Business services revenues primarily represent monthly fees charged to small- to medium-sized customers for commercial video, HSD and phone service, and to medium- to large-sized businesses, governments and educational institutions for enterprise class services, including revenues from cell tower backhaul.

Advertising

Advertising revenues primarily represent revenues from selling advertising time we receive under programming license agreements to local, regional and national advertisers for the placement of commercials on channels offered on our video services.

Costs and Expenses

Service Costs

Service costs consist of the costs related to providing and maintaining services to our customers. In addition to video programming, significant service costs include: HSD service, including bandwidth and connectivity; phone service, including leased circuits and long distance; our enterprise networks business, including leased access; technical personnel who maintain the cable network, perform customer installation activities and provide customer support; network operations center; utilities, including pole rental; and field operations, including outside contractors, vehicle fuel and maintenance and leased fiber for regional fiber networks.

We believe programming costs, which are generally paid on a per video customer basis, will continue to grow due to the increasing contractual rates and retransmission consent fees demanded by large programmers and independent broadcasters. Our HSD costs fluctuate depending on customers’ bandwidth consumption and customer growth. Phone service costs are mainly determined by network configuration, customers’ long distance usage and net termination payments to other carriers. Our other service costs generally rise as a result of customer growth and inflationary cost increases for personnel, outside vendors and other expenses. Personnel and related support costs may increase as the percentage of expenses that we capitalize declines due to lower levels of new service installations. We anticipate that service costs, with the exception of programming expenses, will remain fairly consistent as a percentage of our revenues.

Selling, General and Administrative Expenses

Significant selling, general and administrative expenses comprise call center, customer service, marketing, business services, support and administrative personnel; franchise fees and other taxes; bad debt; billing; marketing; advertising; and general office administration. These expenses generally rise due to customer growth and inflationary cost increases for personnel, outside vendors and other expenses. We anticipate that selling, general and administrative expenses will remain fairly consistent as a percentage of our revenues.

Service costs and selling, general and administrative expenses exclude depreciation and amortization, which we present separately.

Management Fee Expense

Management fee expense reflects compensation paid to MCC for the performance of services it provides us in accordance with management agreements between MCC and our operating subsidiaries.

Capital Expenditures

Capital expenditures are categorized in accordance with the National Cable and Telecommunications Association (“NCTA”) disclosure guidelines, which are intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry. These disclosure guidelines are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. Our capital expenditures comprise:

•	Customer premise equipment, which include equipment and labor costs incurred in the purchase and installation of equipment that resides at a residential or commercial customer’s premise;
•	Enterprise networks, which include costs associated with furnishing custom fiber solutions for medium- to large-sized business customers, including for cell tower backhaul;
•	Scalable infrastructure, which include costs incurred in the purchase and installation of equipment at our facilities associated with network-wide distribution of services;
•	Line extensions, which include costs associated with the extension of our network into new service areas;
•	Upgrade/rebuild, which include costs to modify or replace existing components of our network; and
•	Support capital, which include vehicles and all other capital purchases required to support our customers and general business operations.

Use of Non-GAAP Financial Measures

“OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define OIBDA as operating income before depreciation and amortization. OIBDA has inherent limitations as discussed below.

OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze value and compare the companies in the cable industry. A limitation of OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies.

OIBDA should not be regarded as an alternative to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity, nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

Actual Results of Operations

Three and Six Months Ended June 30, 2015 compared to Three and Six Months Ended June 30, 2014

The table below sets forth our consolidated statements of operations and OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$246,132	$236,789	3.9%	$486,085	$469,342	3.6%
Costs and expenses:
Service costs	101,305	94,397	7.3%	201,530	188,387	7.0%
Selling, general and administrative expenses	44,863	45,421	(1.2%)	88,638	89,523	(1.0%)
Management fee expense	4,750	4,300	10.5%	9,500	8,600	10.5%
Depreciation and amortization	35,933	39,678	(9.4%)	72,126	78,691	(8.3%)
Operating income	59,281	52,993	11.9%	114,291	104,141	9.7%
Interest expense, net	(23,833)	(24,713)	(3.6%)	(47,735)	(47,674)	0.1%
Gain on derivatives, net	3,391	5,546	NM	6,051	11,097	NM
Loss on early extinguishment of debt	—	(300)	NM	—	(300)	NM
Other expense, net	(318)	(449)	NM	(536)	(853)	NM
Net income	$38,521	$33,077	16.5%	$72,071	$66,411	8.5%
OIBDA	$95,214	$92,671	2.7%	$186,417	$182,832	2.0%

The table below represents a reconciliation of OIBDA to operating income (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
OIBDA	$95,214	$92,671	2.7%	$186,417	$182,832	2.0%
Depreciation and amortization	(35,933)	(39,678)	(9.4%)	(72,126)	(78,691)	(8.3%)
Operating income	$59,281	$52,993	11.9%	$114,291	$104,141	9.7%

Revenues

The tables below set forth our revenues and selected customer and average monthly revenue statistics (dollars in thousands, except per unit data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Video	$115,310	$113,641	1.5%	$228,680	$227,126	0.7%
HSD	73,095	66,302	10.2%	143,696	131,061	9.6%
Phone	15,260	16,073	(5.1%)	30,492	31,922	(4.5%)
Business services	31,819	28,369	12.2%	62,417	55,874	11.7%
Advertising	10,648	12,404	(14.2%)	20,800	23,359	(11.0%)
Total revenues	$246,132	$236,789	3.9%	$486,085	$469,342	3.6%

Average total monthly revenue per PSU (1)	$62.75	$61.78	1.6%	$62.58	$61.50	1.8%

(1)	Represents average total monthly revenues for the period divided by average PSUs for such period.

	June 30,
	2015	2014	% Change
Video customers	494,000	515,000	(4.1%)
HSD customers	585,000	548,000	6.8%
Phone customers	228,000	212,000	7.5%
Primary service units (PSUs)	1,307,000	1,275,000	2.5%

Revenues increased 3.9% and 3.6% for the three and six months ended June 30, 2015, respectively, primarily due to greater HSD revenues, and, to a lesser extent, business services and video revenues, offset in part by declines in advertising and, to a lesser extent, phone revenues.

Video

Video revenues increased 1.5% and 0.7% for the three and six months ended June 30, 2015, respectively, largely a result of rate adjustments associated with the pass-through of higher programming costs for retransmission consent fees and regional sports networks, mostly offset by residential customer losses since the prior year periods. We lost 8,000 and 6,000 video customers during the three and six months ended June 30, 2015, respectively, compared to decreases of 9,000 and 13,000 in the comparable prior year periods. As of June 30, 2015, we served 494,000 video customers, or 33.0% of our estimated homes passed, and 32.5% of our video customers took our DVR service.

HSD

HSD revenues grew 10.2% and 9.6% for the three and six months ended June 30, 2015, respectively, primarily due to residential customer growth since the prior year periods, and higher rates per HSD customer as more customers take faster speed tiers. We gained 4,000 and 21,000 HSD customers during the three and six months ended June 30, 2015, respectively, compared to increases of 2,000 and 14,000 in the comparable prior year periods. As of June 30, 2015, we served 585,000 HSD customers, or 39.1% of our estimated homes passed, and 34.0% of our HSD customers took our wireless home gateway service.

Phone

Phone revenues declined 5.1% and 4.5% for the three and six months ended June 30, 2015, respectively, principally due to lower revenues per residential phone customer resulting from greater levels of discounted pricing, offset in part by residential customer growth since the prior year periods. We gained 3,000 and 10,000 phone customers during the three and six months ended June 30, 2015, respectively, compared to increases of 2,000 and 5,000 in the comparable prior year periods. As of June 30, 2015, we served 228,000 phone customers, or 15.2% of our estimated homes passed.

Business Services

Business services revenues rose 12.2% and 11.7% for the three and six months ended June 30, 2015, respectively, primarily due to growth in small- to medium-sized commercial customers since the prior year periods and, to a lesser extent, greater revenues from our enterprise networks.

Advertising

Advertising revenues fell 14.2% and 11.0% for the three and six months ended June 30, 2015, respectively, mainly due to lower levels of political advertising and, to a lesser extent, automotive advertising, partially offset by greater digital advertising revenues.

Costs and Expenses

Service Costs

Service costs increased 7.3% and 7.0% for the three and six months ended June 30, 2015, respectively, predominantly due to higher video programming expenses. Programming expenses grew 9.1% and 9.8% for the three and six months ended June 30, 2015, respectively, primarily due to higher fees associated with the renewal of programming contracts for certain sports and other popular cable networks and for local broadcast stations, and contractual increases under existing carriage agreements, offset in part by video customer losses since the prior year periods. Service costs as a percentage of revenues were 41.2% and 39.9% for the three months ended June 30, 2015 and 2014, respectively, and 41.5% and 40.1% for the six months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined 1.2% for the three months ended June 30, 2015, largely as a result of lower taxes and fees and administrative expenses, offset in part by greater marketing costs. Taxes and fees fell 8.7%, primarily due to lower property taxes, offset in part by an increase in franchise fees. Administrative expenses fell 17.8%, mainly due to a decline in legal and other professional fees and lower costs associated with customer support functions. Marketing costs grew 7.7%, principally due to advertising costs associated with a rebranding campaign. Selling, general and administrative expenses as a percentage of revenues were 18.2% and 19.2% for the three months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative expenses declined 1.0% for the six months ended June 30, 2015, mainly as a result of lower taxes and fees, administrative, advertising and employee costs, offset in part by greater marketing costs. Taxes and fees decreased 5.5%, primarily due to lower property taxes, offset in part by an increase in franchise fees. Administrative expenses fell 10.3%, mainly as a result of lower professional fees and costs associated with customer support functions. Advertising expenses were 5.9% lower, principally due to lower costs associated with local advertising production. Employee costs declined 0.8%, largely as a result of adjustments related to workers compensation insurance in the current period. Marketing costs grew 7.2%, primarily due to advertising costs associated with a rebranding campaign. Selling, general and administrative expenses as a percentage of revenues were 18.2% and 19.1% for the six months ended June 30, 2015 and 2014, respectively.

Management Fee Expense

Management fee expense was 10.5% higher for each of the three and six months ended June 30, 2015, reflecting higher fees charged by MCC. Management fee expense as a percentage of revenues was 1.9% and 1.8% for the three months ended June 30, 2015 and 2014, respectively, and 2.0% and 1.8% for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization was 9.4% and 8.3% lower for the three and six months ended June 30, 2015, respectively, mainly due to older network assets becoming fully depreciated, offset in part by greater depreciation of customer premise equipment and investments in HSD bandwidth expansion and business support.

OIBDA

OIBDA grew 2.7% and 2.0% for the three and six months ended June 30, 2015, respectively, as the increase in revenues was offset in part by higher programming costs.

Operating Income

Operating income rose 11.9% and 9.7% for the three and six months ended June 30, 2015, respectively, principally due to lower depreciation and amortization and growth in OIBDA.

Interest Expense, Net

Interest expense, net, decreased 3.6% for the three months ended June 30, 2015, mainly due to a lower average cost of debt, offset in part by greater average outstanding indebtedness. Interest expense, net, was essentially flat for the six months ended June 30, 2015, as a greater average outstanding indebtedness was substantially offset by a lower average cost of debt.

Gain on Derivatives, Net

As a result of the changes in the mark-to-market valuations on our interest rate swaps, we recorded net gains on derivatives of $3.4 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively, and $6.1 million and $11.1 million for the six months ended June 30, 2015 and 2014, respectively. See Notes 3 and 6 in our Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt for the three and six months ended June 30, 2015, and there was a loss of $0.3 million for the each of the three and six months ended June 30, 2014, that represented the write-off of certain unamortized financing costs as a result of the repayment of certain term loans.

Other Expense, Net

Other expense, net, was $0.3 million for the three months ended June 30, 2015, substantially representing revolving credit commitment fees, and $0.4 million for the three months ended June 30, 2014, representing $0.3 million of revolving credit commitment fees and $0.1 million of other fees.

Other expense, net, was $0.5 million for the six months ended June 30, 2015, substantially representing revolving credit commitment fees, and $0.9 million for the six months ended June 30, 2014, representing $0.7 million of revolving credit commitment fees and $0.2 million of other fees.

Net Income

As a result of the factors described above, we recognized net income of $38.5 million and $33.1 million for the three months ended June 30, 2015 and 2014, respectively, and $72.1 million and $66.4 million for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our net cash flows provided by operating activities are primarily used to fund investments to enhance the capacity and reliability of our network and further expand our products and services, as well as for scheduled and voluntary repayments of our indebtedness and periodic distributions to MCC. As of June 30, 2015, our near-term liquidity requirements included term loan principal repayments of $6.8 million during the remainder of 2015 and $13.5 million during 2016. As of the same date, our sources of liquidity included $12.0 million of cash and $175.6 million of unused and available commitments under our $256.0 million revolving credit facility, after giving effect to $70.0 million of outstanding loans and $10.4 million of letters of credit issued to various parties as collateral.

We believe that cash generated by, or available to, us will be sufficient to meet our anticipated capital and liquidity needs for the foreseeable future. In the longer term, we may not generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing on acceptable terms, or at all, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past and expect to continue to be able to access these markets in the future as necessary.

Net Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities were $147.1 million for the six months ended June 30, 2015, primarily due to OIBDA of $186.4 million and, to a much lesser extent, the $5.5 million net change in our operating assets and liabilities, offset in part by interest expense of $47.7 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable to affiliates of $8.4 million, in accounts payable, accrued expenses and other current liabilities of $7.8 million and in deferred revenue of $1.2 million, offset in part by increases in accounts receivable, net, of $7.3 million and in prepaid expenses and other assets of $4.7 million.

Net cash flows provided by operating activities were $149.9 million for the six months ended June 30, 2014, primarily due to OIBDA of $182.8 million and, to a much lesser extent, the $12.8 million net change in operating assets and liabilities, offset in part by interest expense of $47.7 million. The net change in our operating assets and liabilities was primarily due to increases in accounts payable to affiliates of $8.5 million, in accounts payable, accrued expenses and other current liabilities of $6.2 million, and a decrease in accounts receivable from affiliates of $4.4 million, offset in part by increases in accounts receivable, net, of $3.6 million and in prepaid expenses and other assets of $3.1 million.

Net Cash Flows Used in Investing Activities

Capital expenditures continue to be our primary use of capital resources and generally comprise substantially all of our net cash flows used in investing activities.

Net cash flows used in investing activities were $74.6 million for the six months ended June 30, 2015, primarily comprising $75.2 million of capital expenditures and $1.6 million of acquisitions of intangible assets, slightly offset by a net change in accrued property, plant and equipment of $2.2 million.

Net cash flows used in investing activities were $64.2 million for the six months ended June 30, 2014, comprising $66.7 million of capital expenditures, slightly offset by a net change in accrued property, plant and equipment of $2.5 million.

Capital Expenditures

The table below sets forth our capital expenditures (dollars in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change
Customer premise equipment	$39,708	$32,232	$7,476
Enterprise networks	4,734	6,019	(1,285)
Scalable infrastructure	10,718	11,777	(1,059)
Line extensions	2,876	3,094	(218)
Upgrade / rebuild	10,055	8,175	1,880
Support capital	7,139	5,447	1,692
Total capital expenditures	$75,230	$66,744	$8,486

The increase in capital expenditures primarily reflected greater spending on our next-generation set-top and, to a much lesser extent, the expansion of our fiber network, offset in part by reduced outlays for HSD bandwidth expansion.

Net Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $70.0 million for the six months ended June 30, 2015, comprising $60.0 million of net repayments under the credit facility, $9.0 million of dividend payments on preferred members’ interest and $1.0 million of other financing activities.

Net cash flows used in financing activities were $84.4 million for the six months ended June 30, 2014, comprising $260.0 million of net payments under the credit facility, $10.4 million of financing costs, $9.0 million of dividend payments on preferred members’ interest, $4.1 million of capital distributions to parent and $0.9 million of other financing activities, offset in part by the $200.0 million issuance of new senior notes.

Capital Structure

As of June 30, 2015, our total indebtedness was $1.897 billion, of which approximately 53% was at fixed interest rates or had interest rate swaps that fixed the corresponding variable portion of debt. During the six months ended June 30, 2015, we paid cash interest of $44.3 million, net of capitalized interest.

Bank Credit Facility

As of June 30, 2015, we maintained a $1.583 billion bank credit facility (the “credit facility”), comprising $1.327 billion of term loans with maturities ranging from June 2017 to June 2021 and a $256.0 million revolving credit facility which is scheduled to expire in October 2019.

The credit facility is collateralized by our ownership interests in our operating subsidiaries, and is guaranteed by us on a limited recourse basis to the extent of such ownership interests. The credit agreement governing the credit facility (the “credit agreement”) requires our operating subsidiaries to maintain a total leverage ratio (as defined in the credit agreement) of no more than 5.0 to 1.0 and an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. For all periods through June 30, 2015, our operating subsidiaries were in compliance with all covenants under the credit agreement including, as of the same date, a total leverage ratio of 3.5 to 1.0 and an interest coverage ratio of 3.2 to 1.0. We do not believe that our operating subsidiaries will have any difficulty complying with any of the covenants under the credit agreement in the near future.

Interest Rate Swaps

We have entered into several interest rate swaps to fix the variable rate on a portion of our borrowings under the credit facility to reduce the potential volatility in our interest expense that may result from changes in market interest rates.

We have current interest rate swaps that fix the variable rate portion of $500 million of borrowings at a rate of 2.6%, all of which are scheduled to expire during December 2015. We also have forward starting interest rate swaps that will fix the variable portion of $600 million of borrowings at a rate of 1.5% for a three year period commencing in December 2015.

As of June 30, 2015, the weighted average interest rate on outstanding borrowings under the credit facility, including the effect of our interest rate swaps, was 4.1%.

Senior Notes

As of June 30, 2015, we had $500 million of outstanding senior notes, comprising $200 million of 5½% senior notes due April 2021 and $300 million of 6 3⁄8% senior notes due April 2023.

Our senior notes are unsecured obligations, and the indentures governing our senior notes (the “indentures”) limit the incurrence of additional indebtedness based upon a maximum debt to operating cash flow ratio (as defined in the indentures) of 8.5 to 1.0. For all periods through June 30, 2015, we were in compliance with all covenants under the indentures including, as of the same date, a debt to operating cash flow ratio of 5.0 to 1.0. We do not believe that we will have any difficulty complying with any of the covenants under the indentures in the near future.

Debt Ratings

MCC’s corporate credit ratings are Ba3 by Moody’s and BB- by Standard and Poor’s (“S&P”), and our senior unsecured ratings are B2 by Moody’s and B by S&P, all with stable outlooks.

There can be no assurance that Moody’s or S&P will maintain their ratings on MCC and us. A negative change to these credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds. There are no covenants, events of default, borrowing conditions or other terms in the credit agreement or indentures that are based on changes in our credit rating assigned by any rating agency.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Intangible Assets

In accordance with the Financial Accounting Standards Board’s 350 Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first six months of 2015, we determined that there has been no triggering event under ASC 350 and, as such, no interim impairment test was required as of June 30, 2015.

Inflation and Changing Prices

Our costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to customers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Mediacom Broadband LLC

Under the supervision and with the participation of the management of Mediacom Broadband LLC, including Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband LLC evaluated the effectiveness of Mediacom Broadband LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband LLC’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband LLC’s disclosure controls and procedures were effective as of June 30, 2015.

There has not been any change in Mediacom Broadband LLC’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband LLC’s internal control over financial reporting.

Mediacom Broadband Corporation

Under the supervision and with the participation of the management of Mediacom Broadband Corporation, including Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer, Mediacom Broadband Corporation evaluated the effectiveness of Mediacom Broadband Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mediacom Broadband Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Mediacom Broadband Corporation’s disclosure controls and procedures were effective as of June 30, 2015.

There has not been any change in Mediacom Broadband Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Mediacom Broadband Corporation’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 10 in our Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND LLC

August 7, 2015	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM BROADBAND CORPORATION

August 7, 2015	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 15d-14(a) Certifications of Mediacom Broadband LLC

31.2	Rule 15d-14(a) Certifications of Mediacom Broadband Corporation

32.1	Section 1350 Certifications of Mediacom Broadband LLC

32.2	Section 1350 Certifications of Mediacom Broadband Corporation

101

The following is financial information from Mediacom Broadband LLC’s and Mediacom Broadband Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Notes to Consolidated Financial Statements